Form 10-K
period 1997-12-31
MILLER EXPLORATION CO
filed 1998-03-31
CIK 1048740

==========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________________ to
          ____________________

                     Commission File Number:  0-23431

                        MILLER EXPLORATION COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                38-3379776
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

3104 LOGAN VALLEY ROAD, TRAVERSE CITY, MICHIGAN           49685-0348
   (Address of Principal Executive Offices)               (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (616) 941-0004

        Securities registered pursuant to Section 12(g) of the Act:

                            TITLE OF EACH CLASS
                       Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__             No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 30, 1998: 12,492,597.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 30, 1998: $128,049,119.

                    DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.
===========================================================================

                                  PART I

ITEM 1.  BUSINESS.

     Miller Exploration Company ("Miller" or the "Company") is an independent oil and gas exploration and production company with established exploration efforts concentrated primarily in three regions: the Mississippi Salt Basin, the onshore Gulf Coast region of Texas and Louisiana and the Michigan Basin. Miller emphasizes the use of seismic data analysis and imaging, as well as other emerging technologies, to explore for and develop oil and natural gas in its core exploration areas. Miller is the successor to Miller Oil Corporation ("MOC"), an independent oil and natural gas exploration and production business first established in Michigan by members of the Miller family in 1925. Unless otherwise indicated, references herein to the "Company" or "Miller" are to Miller Exploration Company, a Delaware corporation, and its subsidiaries and predecessors, and give pro forma effect to the Combination Transaction (defined below). Certain terms related to the oil and gas industry are defined in "Glossary of Certain Oil and Gas Terms" below.

     The Company was organized in connection with the combination (the "Combination Transaction") of MOC and interests in oil and natural gas properties owned by certain affiliated entities and interests in such properties owned by certain business partners and investors (collectively, the "Combined Assets").

     The Combined Assets consist of MOC, interests in oil and natural gas properties from oil and natural gas exploration companies beneficially owned by members of the Miller family (the "Affiliated Entities") and interests in such properties owned by certain business partners and investors, including Amerada Hess Corporation ("AHC"), Dan A. Hughes, Jr. and SASI Minerals Company. No assets other than those in which MOC or the Affiliated
Entities had an interest were part of the Combined Assets. The Company and the owners of the Combined Assets entered into separate agreements that provided for the issuance of approximately 6.9 million shares of the Company's Common Stock and the payment of an estimated $50.5 million in cash to certain participants in the Combination Transaction in exchange for the Combined Assets. The issuance of the shares and the cash payment were completed upon consummation of the Company's initial public offering.

     In this filing, reference to historical combined financial information of the Company means the historical combined results of the Company and the Affiliated Entities. Reference to pro forma financial information of the Company means the historical combined information, plus the contribution or acquisition of the Combined Assets from the non-affiliated participants in the Combination Transaction.

     The Combination Transaction closed on February 9, 1998 in connection with the closing of the Company's initial public offering of 5,500,000 shares of Common Stock (the "Offering"). The Offering, including the sale of an additional 62,500 shares of Common Stock by the Company on March 9,

1998 pursuant to the exercise of the underwriters' over-allotment option, resulted in net proceeds to the Company of approximately $40.4 million after expenses.

     The Company has budgeted a significant increase in drilling activity and plans to drill 42 wells (19.4 net to the Company) in 1998, the majority of which are exploratory wells in the Mississippi Salt Basin. The
Company's capital expenditure budget for both exploration and development activity in all of its areas of concentration is an unrisked $44.3 million for 1998. Miller incurred expenditures for exploration and development activity of $27.0 million with respect to the Company's interest in 31 gross wells (6.6 net to the Company) for the year ended December 31, 1997 and $21.1 million with respect to the Company's interest in 25 gross wells (8.8 net to the Company) for the year ended December 31, 1996. Estimated proved reserves attributable to the Combined Assets have increased 189%, from 19.9 Bcfe as of January 1, 1994 to 57.6 Bcfe as of December 31, 1997.

     The Company's primary exploration effort currently is focused on the Mississippi Salt Basin, which contains one of the largest onshore concentrations of salt domes in North America. The Company owns interests in approximately 68,000 gross leasehold acres (44,000 net to the Company) in the Mississippi Salt Basin in prospective areas around 22 salt domes and related salt structures, which the Company believes is one of the largest strategic lease positions around the salt domes in the basin. Due to innovations over the last few years, seismic technology now enables geoscientists to generate improved imaging of the flanks of salt structures and associated faulting, the primary hydrocarbon trapping mechanisms in this area. The Company commenced its exploration activities in Mississippi in 1993 and has participated in the drilling of 21 wells, 11 of which (52%) have been completed, establishing commercial production around six salt domes. At December 31, 1997, the Company also was in the process of drilling and/or completing five gross (2.9 to the Company) wells. As of December 31, 1997, these wells had produced
33.6 Bcfe gross (21.8 Bcfe net to the Company) and had stablished estimated gross proved reserves of 92.3 Bcfe (41.1 Bcfe net to the Company). In the Mississippi Salt Basin, the Company has used technologically advanced seismic data processing methods to reinterpret existing regional 2-D seismic data and analyze and interpret newly acquired 2-D seismic data. In addition, the Company currently is participating in multiple 3-D seismic acquisition projects in this region, which the Company believes will improve the identification of potential hydrocarbon traps.

     The Company's prospects in the Gulf Coast region of Texas and Louisiana also lend themselves to 3-D seismic-aided exploration due to the geological complexity prevalent in this region. Since 1994, the Company has participated in approximately 300 square miles of 3-D seismic surveys and the drilling of 54 gross wells within the boundaries of these surveys. Twenty-eight of the wells drilled have been completed as commercially productive. As of December 31, 1997, the Company had 21 3-D supported wells with established estimated gross proved reserves of 35.1 Bcfe (5.8 Bcfe net to the Company). The Company expects to participate in nine gross wells (2.3 net to the Company) in this area in 1998, all of which are supported by 3-D seismic data.

     The Company's current operations in Michigan were developed after 1988, when the Company sold all of its producing properties to Conoco, Inc. In the Michigan Basin, the Company has an interest in over 300 producing wells within a leasehold position that is the result of prior successful exploration efforts in the Niagaran Reef Trend. Miller's current Michigan Basin production is predominantly long-lived, lower volume Antrim Shale production, as compared to the higher volume wells of the onshore Gulf Coast and Mississippi Salt Basin. The Company is continuing to pursue additional exploration opportunities in the Michigan Basin.

CORE EXPLORATION AND DEVELOPMENT REGIONS

  MISSISSIPPI SALT BASIN

     The Company believes that the Mississippi Salt Basin, which extends from Southwestern Alabama across central Mississippi into Northeastern Louisiana, has a significant number of under-developed salt domes. This basin has produced substantial amounts of oil and natural gas and continues to be a very active exploration region. Oil and natural gas discovered in the Mississippi Salt Basin have been produced from reservoirs with various stratigraphic and structural characteristics, and may be found in multiple horizons from approximately 3,500 feet to 19,000 feet in depth. Oil and natural gas reserves around salt domes have been encountered in the Eutaw, Lower Tuscaloosa, Washita-Fredericksburg, Paluxy, Rodessa, Sligo, Hosston and Cotton Valley formations, all of which are normally pressured. The Company owns leasehold interests in 68,000 gross acres (44,000 net to the Company) covering 22 known salt domes and related salt structures. The Company's working interest partner in this basin is Key Production Company, Inc. ("Key").

     Salt domes are geologic structures formed by the upward thrusting of subsurface salt accumulations towards the surface. Such structures generally are found in groups in geologic basins that provided the necessary conditions for their formation. Salt domes are typically subsurface structures that easily are identified with seismic surveys, but occasionally are visible as surface expressions. The salt domes of the Mississippi Salt Basin were formed in the Cretaceous period. These salt domes range in diameter from 1/2 mile to three miles and vertically extend from 2,000 feet in depth to nearly 20,000 feet in depth. The development of the salt domes resulted in the formation of oil and gas traps. Salt domes similar to those of the Mississippi Salt Basin are a significant cause for major oil and gas accumulations in the Texas and Louisiana Gulf Coast, Northern Louisiana, East Texas and the offshore Gulf of Mexico.

     Until the late 1980s, geological models of the salt domes in the Mississippi Salt Basin generally assumed that either the extreme and rapid growth of the salt structure breeched the seals of any formations trapping hydrocarbons against the domes or that the growth of the salt domes occurred after hydrocarbons had migrated through the region, in either case, leaving the formations around the salt domes nonproductive. From 1987 to 1991, Oryx Energy Corporation ("Oryx") drilled three successful wells on Mississippi salt dome structures, proving that the flanks of these salt domes were productive. AHC purchased Oryx's entire interest in this area, and in 1993 MOC acquired a 12.5% working interest from AHC in approximately 35,000 gross acres surrounding seven domes. As part of the Combination Transaction, the Company acquired all of AHC's reserves and leasehold interests in these properties, comprising an approximate 87.5% working interest in the aggregate. The Company selectively reprocessed an extensive 2-D seismic database that had been acquired over these salt dome prospects, and further acquired new 2-D seismic to improve the selection of the drillsites along the flanks of the salt domes. Based on the positive results of the first several prospects drilled, MOC acquired leasehold interests around 13 additional salt domes that it considered to be prospective.

     The Company believes that the key to exploiting salt dome prospects effectively is the accurate delineation of a salt dome's flanks, with the recognition of fault patterns and the location of fault blocks with large reserve potential. While the reinterpreted 2-D seismic data provided the Company's explorationists with better imaging of a salt dome's subsurface structures, it proved to have limitations in defining the exact locations of the flanks of a salt dome. The Company believes that all of its unsuccessful salt dome wells have either encountered the interior of the salt dome or were too far off structure to encounter the anticipated hydrocarbon trap. The Company currently believes that 3-D seismic imaging will allow it to more effectively image such traps and better define the size and location of its drilling targets. The Company believes that 3-D seismic imaging will improve its ability to resolve and interpret such complex geologic structures based on its effective use on similar onshore salt domes in Texas and Louisiana, as well as offshore salt domes in the Gulf of Mexico. The Company intends to utilize its reprocessed 2-D seismic database to more effectively manage its 3-D seismic acquisition program.
The Company currently is acquiring or making arrangements to acquire approximately 140 square miles of proprietary 3-D seismic data over and around three of its salt dome prospects. Additionally, the Company is participating in a 270 square mile multi-party 3-D seismic survey, a portion of which will cover prospective acreage around four of the Company's salt dome prospects.

     The Company owns an interest in eight producing wells in the Mississippi Salt Basin that had aggregate average production as of December
31, 1997 of 31.7 MMcfe/d gross (20.2 MMcfe/d net to the Company) at depths ranging from 14,500 to 17,300 feet. Since the Company began its exploration activity in Mississippi in 1993, it has participated in 21 wells drilled around six salt dome structures, 11 of which (52%) established commercial production. At December 31, 1997, the Company also was in the process of drilling and/or completing five (2.9 net to the Company wells. The Company has 25 gross wells (14.1 net wells) budgeted in 1998 for the Mississippi Salt Basin with a capital expenditure budget of $36.3 million, including $9.3 million for the acquisition of 3-D seismic around seven salt domes in 1998. This will provide 3-D seismic data on 11 of 25 Mississippi Salt Basin wells budgeted for 1998. As of December 31, 1997, the Company's Mississippi Salt Basin wells had produced 33.6 Bcfe gross (21.8 Bcfe net to the Company) and had established 92.3 Bcfe gross (41.1 Bcfe net to the Company) of estimated proved reserves.

  ONSHORE GULF COAST OF TEXAS AND LOUISIANA

     The Company believes that the onshore Gulf Coast area of Texas and Louisiana is a high potential, multi-pay region that lends itself to 3-D seismic-supported exploration due to its substantial structural and stratigraphic complexity. The Company's current and anticipated 1998 drilling activities are expected to be as an active working interest partner in select projects proposed by Dan A. Hughes Company (the "Hughes Company") in Zapata, Webb, Duval, Karnes and McMullen Counties, Texas and Cameron and Terrebonne Parishes, Louisiana, under an exploration agreement to which the Company has been a party since 1994. Before accepting a proposed prospect under the agreement, the Company undertakes a thorough evaluation, considering geographic location, scale, geological and geophysical model, anticipated drilling prospects, number of pay zones, trend potential, expected project economics and access to market. The Company incorporates its digital database, including geophysical, geological and production data, and the opinions of regional geologists and geophysicists in its participation decisions. Except within areas of mutual interest ("AMI") formed around prospects offered under the exploration agreement with the Hughes Company, the Company is free to acquire leases, develop its own prospects and explore in the onshore Gulf Coast region. The Company currently expects to continue its joint venture relationships in the future, in addition to generating its own prospects in the onshore Gulf Coast region.

  TEXAS

     The Company owns working interests in 33 wells in Texas that had aggregate average production as of December 31, 1997 of 54.6 MMcfe/d gross (5.8 MMcfe/d net to the Company) from depths ranging from 3,500 to 14,500 feet. Since the Company began its exploration in Texas in 1987, it has participated in 263 square miles of 3-D seismic surveys and 70 wells, of which 33 (47%) established commercial production. The Company has nine gross wells (1.4 net wells) budgeted for 1998 in the Texas Gulf Coast region with a 1998 capital expenditure budget of approximately $2.4 million. The wells that the Company currently intends to drill in 1998 are 3-D seismic-supported and these exploratory tests are expected to be drilled on geologic structures where the Company has established commercial production in its previous drilling attempts. As of December 31, 1997, the Company's Texas wells had produced 8.8 Bcfe net to the Company and had established estimated proved reserves of 3.0 Bcfe.

  LOUISIANA

     The Company owns working interests in producing properties in Cameron and Terrebonne Parish, Louisiana that had aggregate average production as of December 31, 1997 of 7.5 MMcfe/d gross (1.4 MMcfe/d net to the Company). Since the Company began its exploration in Louisiana in 1995, it has participated in 21 square miles of 3-D seismic surveys and 18 gross wells, eight of which were completed as commercially productive, four of which currently are producing. The Company has budgeted five wells (0.9 net to the Company) for 1998 in the Louisiana area, with a 1998 capital expenditure budget of approximately $0.9 million. The exploratory wells that are budgeted for drilling in 1998 are 3-D seismic-supported and are in the immediate area where the Company previously had established commercial production. As of December 31, 1997, the Company's Louisiana wells had produced a total of 7.8 Bcfe (1.0 Bcfe net to the Company) and had established estimated gross proved reserves of 12.9 Bcfe (2.5 Bcfe net to the Company).

  MICHIGAN BASIN

     The Company has been involved in oil and natural gas exploration and production activities in the Michigan Basin since 1925. These activities include operations in the Northern and Western Niagaran Reef Trend (Silurian) and the Antrim Shale (Devonian) in Otsego, Montmorency and Manistee Counties. Beginning in 1988 the Company participated in the drilling of over 600 Antrim Shale wells. The Company currently has an interest in over 300 Antrim Shale wells (in which it owns an average 12.5% working interest), some of which have been assigned to third parties for the purpose of monetizing the Section 29 tax credits available for production from the assigned interests. The balance of the wells were sold to fund the Company's exploration program. The majority of these Antrim Shale wells are in Otsego County and produce from depths of approximately 1,300 to 1,600 feet.

     Production from the Antrim Shale, including the Section 29 tax credits available from such production, continues to be the Company's primary producing property base in this region. As a result of its shallow production in the Antrim Shale, the Company has an interest in approximately 14,000 acres held by production in Otsego County, with its deep rights being of interest, primarily for the Niagaran Reef Trend located at depths of approximately 6,500 feet. The Company has an active drilling program anticipated for the Antrim Shale in Montmorency County and Manistee County at depths of approximately 1,400 feet. The Company has approximately 8,700 gross acres leased in Manistee County, which is expected to provide sufficient acreage for development of a field if the drilling is deemed successful. The Company has a 100% working interest in this project. The Company also has an active lease program in an area of the Niagaran Reef Trend that the Company believes has been under-explored. In addition, the Company is pursuing other on-going leasing efforts in areas in the Michigan Basin. In 1998, the Company plans to evaluate a 4,500-acre lease block in Hillsdale County, with a 10 square mile 3-D seismic survey. The project is located approximately 12 miles southwest of the Albion-Scipio Field which has produced over 125 MBbl of oil and 200 Bcfe of natural gas. These wells are expected to be drilled to a depth of approximately 3,500 feet to test the primary objective of the Trenton formation (Ordovician).

JOINT VENTURE EXPLORATION, PARTICIPATION AND FARM-OUT AGREEMENTS

     The Company is a party to the following joint venture exploration, participation, farm-out and other agreements:

  MISSISSIPPI SALT BASIN AGREEMENTS

     Since March 1993, the Company has entered into a series of joint venture exploration agreements and farm-out agreements with AHC, Liberty Energy Corporation, Bonray, Inc. and Key. These agreements govern the rights and obligations of the Company and the other working-interest owners with respect to lease acquisition, seismic surveys, drilling and development of specified geographic AMIs over and around 20 salt domes in Southern Mississippi within the Mississippi Salt Basin. Pursuant to these agreements, the Company has acquired and will have the right to acquire a portion of the working interest in leases owned or acquired by the parties within the AMIs. The agreements expire between March 1, 1998 and January 1, 2000, except with respect to AMIs where a joint operating agreement has been executed, in which case the term extends as long as any lease within that AMI remains in effect.

     Under the joint venture agreement between MOC and Key, if either party elects not to participate on a proposed 3-D seismic program proposed by the other party, the non-participating party will farm-out its non-producing leasehold interest in that dome, retaining an option to participate after payout of the seismic expenses and the drilling and completion expenses of the exploratory well, for a proportionally reduced 25% working interest in the exploratory well. The non-participating party will retain 25% of its original leasehold interest outside the initial well but within the identified dome area. Without mutual agreement, no more than two 3-D seismic surveys will be committed to and/or conducted concurrently. Either party may propose an Initial Exploratory Well, defined as the first exploratory well proposed and drilled on each dome after a 3-D program has been conducted. A party electing not to participate in an Initial Exploratory Well is obligated to assign to the proposing party its interest in leases within that dome area to the depth drilled by the Initial Exploratory Well. For wells drilled without conducting a 3-D survey, a non-participating party is subject to a 400% non-consent penalty. MOC is generally the operator for leasehold acquisition and production operations, and Key is generally the operator for 3-D seismic, drilling and completion operations.

  ONSHORE GULF COAST AGREEMENTS

     MOC and the Hughes Company executed a Participation Agreement dated January 1, 1994. Pursuant to the provisions of the Participation Agreement, as extended for the years 1995 and 1996, MOC had the option to participate with Hughes for a 25% of 8/8ths working interest in prospects offered by the Hughes Company during calendar years 1994, 1995 and 1996. Pursuant to participation letters, MOC elected to participate in a number of prospects including the Destino Prospect in Duval County, Texas, the Dilworth Prospect in McMullen County, Texas, the South Aviators Prospect in Zapata County, Texas, the McCaskill Prospect in Karnes County, Texas, the Mirando Hondo Prospect in Webb County, Texas, the Lapeyrouse Prospect in Terrebonne Parish, Louisiana and the Northwest Kings Bayou Prospect in Cameron Parish, Louisiana. Each of the participation letters identifies the prospect, county and area covered therein. The Participation Agreement requires MOC to pay its proportionate share of actual costs, an overhead fee, prospect bonuses and certain back-in working interests at prospect payout and program payout. The Participation Agreement provides a form of Joint Operating Agreement which is to be executed as to each prospect. The Joint Operating Agreement generally provides that the Hughes Company will be the operator, that any party may propose to drill a well or other operation subject to limitations with respect to concurrent wells and that parties electing not to participate in a proposed operation are subject to a 400% non-consent penalty. MOC is entitled to the benefit of any special marketing arrangements or price structures that the Hughes Company is able to negotiate in regard to the sale but may elect to market its share of oil or natural gas in kind.

  MICHIGAN BASIN AGREEMENTS

     MOC entered into a Purchase and Sale Agreement dated as of January 1, 1995 with Miller Shale Limited Partnership ("MSLP") for the purpose of monetizing the Section 29 tax credits available from most of its Antrim gas wells in Michigan, and a Purchase and Sale Agreement dated as of November 1, 1996 with MSLP for the purpose of selling part of the reversionary interest retained by MOC under the prior Purchase and Sale Agreement. MSLP is a Michigan limited partnership owned 1% by the general partner, Miller Shale S.V., L.L.C., an affiliate of MOC, and 99% by the limited partner, Far Gas Acquisitions Corporation, an unrelated party. As a result, pursuant to the terms of the two Purchase and Sale Agreements, MOC has assigned its interest in the wells, leases, equipment and other property to MSLP, reserving three separate production payments, an additional contingent payment and a reversionary interest. The first and second production payments generally entitle MOC to receive 97% of the net cash flow from the assigned properties until a specified dollar amount or specified volume is achieved from production attributable to the assigned interests. As of December 31, 1997, the estimated remaining production volume was 8.5 Bcfe, the estimated remaining dollar amount was $4.7 million and the volumetric threshhold was 4.7 Bcfe. The third production payment and the additional contingent payment generally entitle MOC to receive 96% of the net cash flow from additional specified volumes of production attributable to the assigned interests. The reversionary interest entitles MOC to a reassignment of 90% of the interests after a larger specified volume of natural gas has been produced from the assigned interests. MSLP also is obligated to make quarterly payments to MOC equivalent to a percentage of the tax credits available under Section 29 with respect to natural gas produced and sold from the interests assigned. MOC also has an option to repurchase the assigned interests for fair market value after December 31, 2002, the expiration date of the Section
29 tax credits.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth the historical combined information and pro forma information of the Company with respect to production volumes, average prices received and average production costs for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                  PRO FORMA
                                                     1997         1997          1996       1995
                                                  --------     --------      --------    --------
                                                  (Dollars in thousands, except per unit amounts)
Production:
    Crude oil and condensate (Mbbls) . . . . .       206.8         47.4          46.5        31.6
    Natural gas (Mmcf) . . . . . . . . . . . .     8,298.2      2,241.2       2,030.0     1,324.0
    Natural gas equivalent (Mmcfe) . . . . . .     9,539.2      2,525.9       2,309.1     1,513.3
Average sales prices:
    Crude oil and condensate ($ per Bbl) . . .    $  17.94     $  20.33      $  23.66    $  22.68
    Natural gas ($ per Mcfe) . . . . . . . . .        2.50         2.60          2.77        2.08
    Natural gas equivalent ($ per Mcfe). . . .        2.57         2.69          2.91        2.29
Average Costs ($ per Mcfe):
    Lease operating expenses and . . . . . . .
        production taxes . . . . . . . . . . .    $   0.25     $   0.58      $   0.49    $   0.51
    Depreciation, depletion and amortization .        0.82         1.00          1.14        1.10
    General and administrative . . . . . . . .        0.27         0.87          0.69        0.84

OIL AND NATURAL GAS MARKETING AND MAJOR CUSTOMERS

     Most of the Company's oil and natural gas production is sold by its operators under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company currently is not experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect
the Company's ability to sell its oil or natural gas production.   For the
year ended December 31, 1997, sales to the Company's three largest customers on an historical combined basis were approximately 39%, 30% and 27%, respectively, of the Company's oil and natural gas revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company's results of operations or financial condition.

COMPETITION

     The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of seismic options and lease options on properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the exploration and production business for a much longer time than the Company. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to explore for oil and natural gas prospects, to acquire additional properties and to discover reserves in the future will depend upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

OPERATING HAZARDS AND UNINSURED RISKS

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial condition.

     In addition, the Company's use of 3-D seismic technology requires greater pre-drilling expenditures than traditional drilling strategies. Although the Company believes that its use of 3-D seismic technology will increase the probability of success, unsuccessful wells are likely to occur. There can be no assurance that the Company's drilling program will be successful or that unsuccessful drilling efforts will not have a material adverse effect on the Company.

     The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, uncontrollable flows of oil, natural gas or well fluids, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others.
The Company maintains insurance against some but not all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during 2-D and 3-D survey acquisition or surface change attributable to seismic operations and, except in limited circumstances,
losses due to business interruption.   The Company may elect to self-insure
if management believes that the cost of insurance, although available, is
excessive relative to the risks presented.   In addition, pollution and
environmental risks generally are not fully insurable.   The Company
participates in a substantial percentage of its wells on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

FACILITIES

     The Company currently leases approximately 8,000 square feet of office space for its principal offices in Traverse City, Michigan. The Company also leases approximately 3,300 square feet of office space in Houston, Texas, approximately 1,300 square feet of office space in Jackson, Mississippi and approximately 2,000 square feet of office space and 3,600 square feet of warehouse space in Columbia, Mississippi.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company's expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company's credit facility is secured by certain oil and natural gas interests and other properties of the Company.

SECTION 29 TAX CREDIT

     The natural gas production from wells drilled on certain of the Company's properties in Otsego, Montmorency and Manistee Counties, Michigan qualifies for the Section 29 tax credit. The Section 29 tax credit is an income tax credit against regular federal income tax liability with respect to sales of the Company's production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the Section 29 tax credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which currently is approximately $1.03 per MMBtu of natural gas produced from Antrim Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48.00 per Bbl in current dollars. The Company generated approximately $232,495 of Section 29 tax credits in 1997. The Section 29 tax credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 tax credits will reduce its federal income tax liability in any particular year.

MISSISSIPPI TAX ABATEMENT

     The State of Mississippi currently has a production tax abatement program that exempts certain oil and natural gas production from state severance taxes. The exemption as it relates to the Company applies to discovery wells and wells developed as a result of 3-D seismic surveys. The exemption is phased out if the sales price for oil exceeds $25.00 Bbl or $3.50 per Mcf. The applicable production is exempt for up to five years and expires July 1, 1999.

LOUISIANA TAX ABATEMENT

     The State of Louisiana provides for an exemption from production taxes for up to two years or until the well reaches payment (as defined by the State of Louisiana's Department of Revenue and Taxation) and generally applies to horizontal wells and to vertical wells over 15,000 feet. There is also an exemption for discovery wells completed between September 30, 1994 and September 30, 1996, which lasts for two years or until the well reaches payout.

GOVERNMENTAL REGULATION

     The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the Company is unable to predict the future cost or impact of complying with such laws because those laws and regulations frequently are amended or reinterpreted.

  STATE REGULATION

     The states in which the Company operates require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. In addition, state laws generally prohibit the venting or flaring of natural gas, regulate the disposal of fluids used in connection with operations and impose certain requirements regarding the ratability of production.

  FEDERAL REGULATION

     The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas, and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

     In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order 636, issued in April 1992 and its progeny, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Although Order No. 636 largely has been upheld on appeal, several appeals remain pending in related restructuring proceedings. It is difficult to predict when these remaining appeals will be completed or their impact on the Company.

     FERC has announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, FERC announced a broad inquiry into issues facing the natural gas industry to assist FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission recently has changed its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers to prohibit undue discrimination in favor of affiliates. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

     The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend likely will continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to civil and criminal penalties or injunction. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, and that the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general and thus the Company is unable to predict the ultimate costs and effects of such continued compliance in the future.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the
hazardous substances released into the environment.   The Resource
Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum-related products.
 In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     The Company has acquired leasehold interests in numerous properties that for many years have produced oil and natural gas. Although the Company believes that the previous owners of these interests used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, most of the Company's properties are operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes is not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, as amended ("OPA"), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore facilities that may affect waters of the United

States, OPA requires an operator to demonstrate $10.0 million in financial responsibility, and for offshore facilities the financial responsibility requirement is at least $35.0 million. Regulations currently are being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company. In addition, the federal Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The Environmental Protection Agency ("EPA") has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

EMPLOYEES

     As of March 31, 1998, the Company had 32 full-time employees, including three geologists and one engineer. As drilling production activities increase, the Company intends to hire additional technical, operational and administrative personnel as appropriate. None of the Company's employees are represented by any labor union. The Company believes its relations with its employees are good. To optimize prospect generation and development, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of seismic data mapping, acquisition leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site productions operation services, such as pumping, maintenance, dispatching, inspection and testing, generally are provided by independent contractors. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

GLOSSARY OF CERTAIN OIL AND GAS TERMS

     The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this Form 10-K:

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

     Bbl/d. One stock tank barrel of oil or other liquid hydrocarbons per day.

     Bcfe. One billion cubic feet of natural gas equivalent. In reference to natural gas, natural gas equivalents are determined using the ratio of

6.0 Mcf of natural gas to 1.0 Bbl of oil, condensate of natural gas liquids.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     COMPLETION. The installation of permanent equipment for the production of oil or natural gas.

     DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     DRILLING COSTS. The costs associated with drilling and completing a well (exclusive of seismic and land acquisition costs for that well and future development costs associated with proved undeveloped reserves added by the well) divided by total proved reserve additions.

     DRY WELL. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of an oil or natural gas well.

     EXPLORATORY WELL. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

     FARM-IN or FARM-OUT. An agreement under which the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest in the lease transferred by the assignor is a "farm-out."

     FINDING AND DEVELOPMENT COSTS. Capital costs incurred in the acquisition, exploration and development of proved oil and natural gas reserves divided by proved reserve additions.

     GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which the Company has a working interest.

     MBbl.  One thousand barrels of oil or other liquid hydrocarbons.

     Mcf.  One thousand cubic feet of natural gas.

     Mcfe.  One thousand cubic feet of natural gas equivalent.

     MMBtu.  One million Btus.

     MMcf.  One million cubic feet of natural gas.

     MMcf/d.  One million cubic feet of natural gas per day.

     MMcfe.  One million cubic feet of natural gas equivalent.

     MMcfe/d.  One million cubic feet of natural gas equivalent per day.

     NET ACRES OR NET WELLS. Gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

     NET PRODUCTION. Production that is owned by the Company less royalties and production due others.

     OIL.  Crude oil or condensate.

     OPERATING INCOME. Gross oil and natural gas revenue less applicable production taxes and lease operating expenses.

     OPERATOR. The individual or company responsible for the exploration, development and production of an oil or natural gas well or lease.

     PRESENT VALUE OF FUTURE NET REVENUES or PV-10. The pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

     PROVED DEVELOPED RESERVES. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     PROVED RESERVES. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     PROVED UNDEVELOPED RESERVES. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     ROYALTY. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

     SALT DOME. A generally dome-shaped intrusion into sedimentary rock that has a mass of salt as its core. The impermeable nature of the salt structure may act as a mechanism to trap hydrocarbons migrating through surrounding rock formations.

     SUCCESS RATE. The number of wells completed as a percentage of the number of wells drilled.

     2-D SEISMIC. The method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

     3-D SEISMIC. The method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

     WORKING INTEREST. An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.


ITEM 2.  PROPERTIES.

OIL AND NATURAL GAS RESERVES

     The Company's estimated total proved reserves of oil and natural gas as of December 31, 1997 and 1996, and the present values of estimated future net revenues attributable to these reserves as of those dates were as follows:

                                                                                AS OF DECEMBER 31,
                                                                           ----------------------------
                                                                             1997               1996
                                                                           ---------          ---------
                                                                             (Dollars in thousands,
                                                                              except per unit data)
Net Proved Reserves:
   Crude oil (Mbbl) . . . . . . . . . . . . . . . . . . . . . . . . . .      1,169.7            1,353.9
   Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . . .     50,553.4           56,394.2
   Natural gas equivalent (Mmcfe) . . . . . . . . . . . . . . . . . . .     57,571.6           64,517.6

Net Proved Developed Reserves:
   Crude oil (Mbbl) . . . . . . . . . . . . . . . . . . . . . . . . . .        452.1              534.6
   Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . . .     37,744.1           37,489.6
   Natural gas equivalent (Mmcfe) . . . . . . . . . . . . . . . . . . .     40,456.7           40,697.5

Estimated future net revenues before income taxes<F1> . . . . . . . . .    $  87,970          $ 159,778

Present value of estimated future net revenues before income taxes<F2>     $  63,201          $ 116,336

Standardized measure of discounted estimated future net cash flows<F3>     $  46,618          $  97,185

---------------------

<F1> The average prices for crude oil were $17.67 per Bbl at December 31,
     1997 and $25.23 per Bbl at December 31, 1996. The average prices for natural gas were $2.26 per Mcf at December 31, 1997 and $3.27 per Mcf at December 31, 1996.
<F2> The present value of estimated future net revenues attributable to the
     Company's reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.
<F3> The standardized measure of discounted estimated future net cash flows represents discounted estimated future net cash flows attributable to the Company's reserves after income taxes, calculated in accordance with Statement of Financial Accounting Standards No. 69.

     The reserve estimates reflected above were prepared by S.A. Holditch & Associates (as to Michigan Basin reserves) and Miller and Lents, Ltd. (as to non-Michigan Basin reserves), independent petroleum engineers, and are part of their reserve reports on the Company's oil and natural gas properties.

     In accordance with applicable requirements of the SEC, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-K represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates often are different from the quantities of oil and natural gas that ultimately are recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency.

     Estimates with respect to proved reserves that may be developed and produced in the future often are based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods generally are less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations in the estimated reserves and the variations may be substantial.

DRILLING ACTIVITIES

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                  1997             1996                1995
                                              ------------     -------------      --------------
                                              GROSS    NET     GROSS     NET      GROSS      NET
                                              -----    ---     -----     ---      -----      ---
Exploratory Wells<F1>:
    Oil . . . . . . . . . . . . . . .           2      0.3       --       --         4       1.7
    Natural gas . . . . . . . . . . .           2      0.6        4      0.8         8       5.3
    Non-productive. . . . . . . . . .           8      1.8       13      6.4        15       5.2
                                              ---     ----     ----     ----     -----     -----
       Total. . . . . . . . . . . . .          12      2.7       17      7.2        27      12.2
                                              ===     ====     ====     ====     =====     =====
Development Wells<F2>:
    Oil . . . . . . . . . . . . . . .           3      0.6        6      1.2         3       1.7
    Natural gas . . . . . . . . . . .          11      2.3       --       --         8       2.6
    Non-productive. . . . . . . . . .           5      1.0        2      0.4         1        .5
                                              ---     ----     ----     ----     -----     -----
       Total. . . . . . . . . . . . .          19      3.9        8      1.6        12       4.8
                                              ===     ====     ====     ====     =====     =====
---------------

<F1> Includes 2 gross (2.0 net to the Company) Antrim Shale wells for the year ended December 31, 1995.
<F2> Includes 5 gross (0.7 net to the Company) Antrim Shale wells for the year ended December 31, 1995 and 9 gross (1.3 net to the Company) Antrim Shale wells for the year ended December 31, 1997.

     At December 31, 1997, the Company was in the process of drilling and/or completing 5 gross (2.9 net to the Company) wells that are not reflected in the table.

PRODUCTIVE WELLS AND ACREAGE

  PRODUCTIVE WELLS

     The following table sets forth the Company's ownership interest as of December 31, 1997 in productive oil and natural gas wells in the areas indicated:

      REGION                                     OIL           NATURAL GAS           TOTAL
      ------                                -------------     -------------      -------------
                                            GROSS     NET     GROSS     NET      GROSS     NET
                                            -----     ---     -----     ---      -----     ---
      Mississippi Salt Basin . . . . . .      --       --        8       6.9        8       6.9
      Onshore Gulf Coast
         Texas . . . . . . . . . . . . .      11      2.0       22       3.0       33       5.0
         Louisiana . . . . . . . . . . .      --       --        4       0.6        4       0.6
      Michigan Basin/Other . . . . . . .       1      0.1      308      34.3      309      34.4
                                             ---      ---      ---      ----      ---      ----
           Total . . . . . . . . . . . .      12      2.1      342      44.8      354      46.9
                                             ===      ===      ===      ====      ===      ====

     Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none had multiple completions.

  ACREAGE

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1997:

     REGION                                       DEVELOPED              UNDEVELOPED                 TOTAL
     ------                                    ----------------        ----------------         ----------------
                                               GROSS        NET        GROSS        NET         GROSS        NET
                                               -----        ---        -----        ---         -----        ---
Mississippi Salt Basin . . . . . . . . .        5,280      4,480       63,134      39,897       68,414      44,377
   Onshore Gulf Coast
      Texas. . . . . . . . . . . . . . .        9,308      1,286       22,967       6,461       32,275       7,747
      Louisiana. . . . . . . . . . . . .          687        162       18,658       2,427       19,345       2,589
   Michigan Basin/Other. . . . . . . . .       20,414      1,318       40,374      21,720       60,788      23,038
                                               ------      -----      -------      ------      -------      ------
        Total. . . . . . . . . . . . . .       35,689      7,246      145,133      70,505      180,822      77,751
                                               ======      =====      =======      ======      =======      ======

     All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease before that date, in which event the lease will remain in effect until the cessation of production. To this end, the Company's forecasted drilling schedule takes into consideration not only the attractiveness of individual prospects, but the lease expirations as well. The following table sets forth the minimum remaining terms of leases for the gross and net undeveloped acreage at December 31, 1997:

                                                                          ACRES EXPIRING
                                                                      -----------------------
                                                                       GROSS            NET
                                                                      -------          ------
      Twelve Months Ending:
         December 31, 1998 . . . . . . . . . . . . . . . . . .          3,241             405
         December 31, 1999 . . . . . . . . . . . . . . . . . .         40,579          11,532
         December 31, 2000 . . . . . . . . . . . . . . . . . .         23,186          12,420
         Thereafter. . . . . . . . . . . . . . . . . . . . . .        113,816          53,394
                                                                      -------          ------
            Total. . . . . . . . . . . . . . . . . . . . . . .        180,822          77,751
                                                                      =======          ======

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently named as a defendant in any lawsuits and/or administrative proceedings arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1997, and before consummation of the Offering, one matter was submitted to a vote of security holders. On November 17, 1997, the Company's sole stockholder approved the Company's Stock Option and Restricted Stock Plan of 1997.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     As of March 31, 1998, the Company estimates that there were approximately 2,253 beneficial holders of its Common Stock. The Company consummated the Offering on February 9, 1998. Before that time, there was no public market for the Company's Common Stock.

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "MEXP." From February 9, 1998 until March 27, 1998, the high and low sales prices for the Company's Common Stock were $7 5/8 and $10 3/8, respectively.

     The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company has entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

     In connection with its formation, on November 17, 1997 the Company issued 100 shares of Common Stock to Kelly E. Miller as sole trustee of the Kelly E. Miller Trust. The Company issued such shares to Mr. Miller upon his payment of $100 in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     The Company entered into an Exchange and Combination Agreement effective November 12, 1997 (the "Combination Agreement") with certain trusts for the benefit of Mr. Miller and members of his family, certain affiliated oil and gas exploration companies and certain oil and gas exploration companies who are business partners and investors with MOC, the Company's predecessor.

     The assets contributed to the Company under the Combination Agreement included the capital stock of MOC and interests in oil and gas properties in which MOC also had an interest. In exchange for these assets, the individuals and entities received a number of shares of Common Stock of the Company proportionate to the value of their ownership interests in the assets. The percentage interest of each person's interest in the assets being contributed was established in the Combination Agreement.

     The shares of Common Stock issued in connection with the Combination Transaction were offered and sold by the Company without registration, in reliance upon the exemption from registration made available under
Section 4(2) of the Securities Act and Rules 501-503 and 506-508 of Regulation D promulgated thereunder. On December 1, 1997, the Registrant filed with the SEC a Form D with respect to the exempt offering, in accordance with the requirements of Rule 503.

USE OF PROCEEDS FROM THE COMPANY'S OFFERING

     The Company's Registration Statement on Form S-1 (Registration No. 333-40383), as amended, with respect to the Offering of shares of the Company's Common Stock, par value $0.01 per share, was declared effective by the SEC on February 4, 1998. The Offering commenced on February 5, 1998, and has since terminated, resulting in (i) the sale by the Company of 5,500,000 shares of Common Stock on February 9, 1998; (ii) the sale by certain stockholders of the Company (the "Selling Stockholders") of 250,000 shares of Common Stock on February 9, 1998; (iii) the sale by the Company of 62,500 shares of Common Stock on March 9, 1998 pursuant to the exercise of the underwriters' over-allotment option on March 4, 1998; and (iv) the sale by the Selling Stockholders of 200,000 shares of Common Stock on March 9, 1998 pursuant to the exercise of the underwriters' over-allotment option on March 4, 1998. The shares sold constitute all of the shares of Common Stock covered by the Registration Statement other than 600,000 shares with respect to which the underwriters did not exercise their over-allotment option. The managing underwriters for the offering were Bear, Stearns & Co. Inc., Raymond James & Associates, Inc. and Stephens Inc.

     The aggregate price to the public for the shares sold by the Company in the Offering, including the over-allotment, was $44.5 million. The expenses incurred by the Company with respect to the Offering were as follows:

Underwriter Discounts and Commissions. . . . . . . . . . . .    $3.1 million
Other Expenses . . . . . . . . . . . . . . . . . . . . . . .     1.0 million
                                                                ------------

       Total . . . . . . . . . . . . . . . . . . . . . . . .    $4.1 million
                                                                ============

The amount of other expenses set forth above is a reasonable estimate of such amount. None of such payments were direct or indirect payments to the Company's directors or officers or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

     The net proceeds to the Company from the Offering were $40.4 million.

     As of March 31, 1998, the Company used such net proceeds as follows:
(i) to repay $8.3 million of indebtedness outstanding under the Company's prior revolving credit facilities, and (ii) to fund a portion of the $50.5 million purchase price for assets acquired in the Combination Transaction, including repayment of a $2.5 million loan made to the Company by the C.E. Miller Trust to fund a down payment made in connection with the Combination Transaction. Except as set forth in clause (ii), none of such payments were direct or indirect payments to the Company's directors or officers or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical combined financial data of the Company as of the dates and for the periods indicated. The historical combined financial data as of and for each of the four years in the period ended December 31, 1997 is derived from the combined financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The historical combined financial data as of and for the year ended December 31, 1993 is unaudited. The following table also sets forth certain pro forma income tax, net income and earnings per share information. Pro forma data is based on numerous assumptions and is not necessarily indicative of the results of future operations of the Company. Historical earnings per share has been omitted since such information is not meaningful and the historically combined Company is not a separate legal entity with a single capital structure. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements.

                                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                     -------     -------     -------     -------     -------
                                                              (In thousands, except per share data)
     Statement of Operations Data:
  Revenues:
     Crude oil and condensate . . . . . . . . .      $   964     $ 1,101     $   715     $   672     $   817
     Natural gas. . . . . . . . . . . . . . . .        5,819       5,614       2,748       2,424       3,749
     Other operating income . . . . . . . . . .          629         395         296         167         268
                                                     -------     -------     -------     -------     -------
         Total operating income . . . . . . . .        7,412       7,110       3,759       3,263       4,834

  Operating expenses:
     Lease operating expenses and
         production taxes . . . . . . . . . . .        1,478       1,123         777         811         539
     Depreciation, depletion and
         amortization . . . . . . . . . . . . .        2,520       2,629       1,666       1,009       1,300
     General and administrative . . . . . . . .        2,186       1,591       1,270       1,200       1,086
                                                     -------     -------     -------     -------     -------
         Total operating expenses . . . . . . .        6,184       5,343       3,713       3,020       2,925
                                                     -------     -------     -------     -------     -------
  Operating income. . . . . . . . . . . . . . .        1,228       1,767          46         243       1,909
  Interest expense. . . . . . . . . . . . . . .       (1,200)     (1,139)     (1,017)       (810)       (634)
  Lawsuit settlement. . . . . . . . . . . . . .           --          --       3,521          --          --
                                                     -------     -------     -------     -------     -------

  Net income (loss) . . . . . . . . . . . . . .      $    28     $   628     $ 2,550     $  (567)    $ 1,275
                                                     =======     =======     =======     =======     =======

  Pro forma income before taxes<F1> . . . . . .      $11,148
  Pro forma provision for income taxes<F1>. . .        2,710
                                                     -------

  Pro forma net income<F1>. . . . . . . . . . .      $ 8,438
                                                     =======
  Pro forma basic and diluted earnings per
     share<F1><F2>. . . . . . . . . . . . . . .      $  0.68
                                                     =======
  Pro forma weighted average shares
     outstanding<F2>. . . . . . . . . . . . . .       12,493
                                                     =======

                                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                     -------     -------     -------     -------     -------
                                                                          (In thousands)
Balance Sheet Data (at end of period):

  Working capital . . . . . . . . . . . . . . .      $(5,985)    $(2,682)    $(1,980)    $(1,769)    $  (434)
  Oil and gas properties, net . . . . . . . . .       23,968      20,732      17,731      14,257      14,150
  Total assets. . . . . . . . . . . . . . . . .       30,428      24,050      20,005      16,444      17,702
  Long-term debt, including notes payable . . .        8,178      12,881       9,801       9,442       9,213
  Equity. . . . . . . . . . . . . . . . . . . .       16,113       7,769       7,410       5,596       6,787
--------------------

<F1> Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes." If the Combination Transaction had been consummated for the periods presented, such charge would have been approximately $5.4 million.

<F2> Pro forma basic and diluted earnings per share has been computed assuming that the shares of Common Stock issued in connection with the Combination Transaction and with the Offering have been outstanding since January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     UNLESS OTHERWISE INDICATED, THE HISTORICAL INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFERS TO THE HISTORICAL COMBINED OPERATIONS OF THE COMPANY WITHOUT GIVING EFFECT TO THE COMBINATION TRANSACTION.

OVERVIEW

     Miller is an independent oil and gas company with its current exploration efforts concentrated in the Mississippi Salt Basin, the onshore Gulf Coast region of Texas and Louisiana and the Michigan Basin. The Company has an established production base in each area.

     In 1972, the Miller family began to acquire a substantial and strategic leasehold position and apply emerging seismic technology to discover oil and natural gas reserves in the Northern Michigan Niagaran Reef Trend. The Company also explored and had production in Texas, Wyoming, North Dakota and Montana. In 1988, the Miller family and their affiliated companies sold their producing properties to Conoco, Inc., reserving the undeveloped acreage in the Michigan Basin. After the Conoco, Inc. sale, the Company shifted its focus to development of the Antrim Shale formation in its Northern Michigan leases. Since 1988, the Company has participated in drilling over 600 commercially productive Antrim Shale wells. Since 1993, the Company has developed its base of properties and inventory of prospects in Mississippi, Louisiana and Texas.

     The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that directly are attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full cost pool" as incurred. The Company records depletion of its full cost pool using the unit-of-production method. To the extent that such capitalized costs in the full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. The Company has not been required to make any such write-downs. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

     The Company was organized as a Delaware corporation in November 1997 to serve as the surviving company in the Combination Transaction. Pursuant to the agreements among the Company and the owners of the Combined Assets, the Company issued to those owners approximately 6.3 million shares of Common Stock and an estimated $50.5 million in cash in exchange for the contributed assets.

     Because the Company, MOC and the Affiliated Entities share common ownership and management, the combination of those particular Combined Assets was accounted for as a reorganization of entities as prescribed by SEC Staff Accounting Bulletin ("SAB") No. 47. The unaffiliated entities participating in the Combination Transaction were not under the common ownership and management of the Company. Consequently, the Company accounted for the acquisition of those unaffiliated assets under the purchase method of accounting, under which the properties were recorded at their estimated fair value on February 9, 1998, the date on which the Combination Transaction was consummated.

     Before the Offering, the Company was not subject to federal income taxation because MOC and the Affiliated Entities were not tax reporting entities but, instead, taxes relating to the operations of MOC and the Affiliated Entities were required to be paid by the owners thereof as S corporations. As a result, the Company did not pay any taxes for any of these periods nor do the combined financial statements include any deferred tax liability, on a historical basis. Upon consummation of the Offering, the Company became subject to taxation as a C corporation.

     For the reasons described above, the combined financial statements do not include a provision for deferred tax liabilities. At December 31, 1997, the estimated tax basis of the Company's net assets was approximately $16.0 million less than the basis for financial accounting purposes. The difference is primarily the result of deductions for oil and natural gas property costs for tax purposes in excess of the recorded expense for financial accounting purposes. As a result, upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings for the deferred tax liability in accordance with SFAS No. 109, "Accounting for Income Taxes." If the Combination Transaction had been consummated at December 31, 1997, such charge would have been approximately $5.4 million.

RESULTS OF OPERATIONS

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1997         1996          1995
                                                                      --------     --------      --------
                                                                             (Dollars in thousands,
                                                                            except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls). . . . . . . . . . . . .            47.4         46.5          31.6
     Natural gas (Mmcf). . . . . . . . . . . . . . . . . . . .         2,241.2      2,030.0       1,324.0
     Natural gas equivalent (Mmcfe). . . . . . . . . . . . . .         2,525.9      2,309.1       1,513.3

Average sales prices:
     Crude oil and condensate ($ per Bbl). . . . . . . . . . .        $  20.33     $  23.66      $  22.68
     Natural gas ($ per Mcf) . . . . . . . . . . . . . . . . .            2.60         2.77          2.08
     Natural gas equivalent ($ per Mcfe) . . . . . . . . . . .            2.69         2.91          2.29


Operating revenues:
     Crude oil and condensate  . . . . . . . . . . . . . . . .        $    964     $  1,101      $    715
     Natural gas . . . . . . . . . . . . . . . . . . . . . . .           5,819        5,614         2,748

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes . . . . . .        $   0.58     $   0.49      $   0.51
     Depletion, depreciation and amortization. . . . . . . . .            1.00         1.14          1.10
     General and administrative                                           0.87         0.69          0.84

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Oil and natural gas revenues for the year ended December 31, 1997 increased 1% to $6.8 million from $6.7 million for the same period in 1996. Production volumes for natural gas during the year ended December 31, 1997 increased 10% to 2,241.2 MMcf from 2,030.0 MMcf for the same period in 1996. Average natural gas prices decreased 6% to $2.60 per Mcf for the year ended December 31, 1997 from $2.77 per Mcf in the same period in 1996. Production volumes for oil during the year ended December 31, 1997 increased 2% to 47.4 MBbls from 46.5 MBbls for the same period in 1996. Average oil prices decreased 14% to $20.33 per barrel during the year ended December 31, 1997 from $23.66 per barrel in the same period in 1996. This decrease in oil prices primarily is attributable to cyclical fluctuations in the spot market for oil.

     Lease operating expenses and production taxes for the year ended December 31, 1997 increased 32% to $1.5 million from $1.1 million for the same period in 1996. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $0.58 per Mcfe for the year ended December 31, 1997 from $0.49 per Mcfe in the same period in 1996.

     Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1997 decreased 4% to $2.5 million from $2.6 million for the same period in 1996. This decrease was due to increased production, offset by a 12% decrease in the 1997 depletion rate to $1.00 per Mcfe from $1.14 per Mcfe for the year ended December 31, 1996. This decrease in the depletion rate was the result of a reduction in costs subject to DD&A because of property sales.

     General and administrative expense for the year ended December 31, 1997 increased 37% to $2.2 million from $1.6 million for the same period in 1996, as a result of increases in the number of employees and related salaries, benefits and employee bonuses.

     Interest expense for the year ended December 31, 1997 increased 5% to $1.2 million from $1.1 million in the same period in 1996. Increases in interest expense were due to increased debt levels in late 1996 and 1997 incurred to finance substantial leasehold acquisition activities in the Mississippi Salt Basin area.

     Net income for the year ended December 31, 1997 decreased to $0.03 million from $0.6 million for the same period in 1996, as a result of the factors described above.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Oil and natural gas revenues for 1996 increased 94% to $6.7 million from $3.5 million in 1995. Production volumes for natural gas in 1996 increased 53% to 2,030.0 MMcf from 1,324.0 MMcf in 1995. Average natural gas prices increased 33% to $2.77 per Mcf in 1996 from $2.08 per Mcf in 1995. Production volumes for oil in 1996 increased 47% to 46.5 MBbls from
31.6 MBbls in 1995. Average oil prices increased 4% to $23.66 per Bbl in 1996 from $22.68 per Bbl in 1995. The increase in oil and natural gas production was due primarily to new wells being successfully drilled and completed during 1996, along with recompletions of existing wells.

     Lease operating expenses and production taxes for 1996 increased 45% to $1.1 million from $0.8 million in 1995. Lease operating expenses and production taxes increased due to increased production generated from new oil and natural gas wells drilled and completed since December 31, 1995. Operating expenses per equivalent unit in 1996 decreased to $0.49 per Mcfe from $0.51 per Mcfe in 1995. The per unit cost decreased as a result of increased production of natural gas which had lower per unit operating costs.

     DD&A expense for 1996 increased 58% to $2.6 million from $1.7 million in 1995. This increase was due to the increase in oil and natural gas production as well as a 4% increase in the depletion rate ($1.14 per Mcfe in 1996 from $1.10 per Mcfe in 1995).

     General and administrative expense for 1996 increased 25% to $1.6 million from $1.3 million for 1995 due primarily to an increase in directors' fees, salaries and wages and office rent.

     Interest expense for 1996 increased 12% to $1.1 million from $1.0 million in 1995 due to increased debt levels in 1996.

     Net income for 1996 decreased to $0.6 million from $2.5 million in 1995 as a result of the factors described above, plus a $3.5 million favorable lawsuit settlement received by the Company in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings, primarily from MOC's shareholders and under bank credit facilities. The Company had working capital deficits of $6.0 million at December 31, 1997 and $2.7 million at December 31, 1996.

     The Company has entered into a credit facility with Bank of Montreal, Houston Agency ("BOM"). The credit facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BOM and the other lenders under the credit facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. Under the credit facility the initial borrowing base is $23.0 million and may not exceed $75.0 million. Amounts advanced under the credit facility bear interest, payable quarterly, at either (i) BOM's announced prime rate or
(ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The credit facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the credit facility are secured by a lien on all real and personal property of the Company, including its oil and natural gas properties. The Company borrowed $15.0 million under the credit facility to complete the Combination Transaction and to repay all other outstanding indebtedness.

     Pursuant to a promissory note dated November 26, 1997, the C.E. Miller Trust loaned on an unsecured basis $2.5 million to MOC, with interest at the prime rate, which MOC used to fund a down payment made in connection with the Combination Transaction. A portion of the proceeds from the Offering were used to repay the loan.

     In 1991, the shareholders of MOC loaned to MOC an aggregate of $7.6 million, with interest at 2% over the prime rate, pursuant to separate loan agreements. On December 1, 1997, the shareholders of MOC contributed the indebtedness to MOC as capital pursuant to the Combination Agreement, resulting in cancellation of the indebtedness. Such cancellation is not expected to result in income to the Company for federal income tax purposes.

     At December 31, 1997 and 1996, the Company had an approximate notes payable balance of $5.0 million and $4.0 million, respectively, which represented a borrowing against a $5.0 million bank line-of-credit bearing interest at the bank's prime rate and another $1.0 million line-of-credit, which bore interest at the bank's prime rate plus 0.25%. These notes were paid in full during February 1998 from the proceeds of the Offering.

     During 1996, the Company also entered into a $1.0 million term loan payable to a bank, with interest at the prime rate, maturing September 2000. At December 31, 1997 and 1996 the balance of the term loan was $0.7 million and $0.9 million, respectively. The term loan was paid in full during February 1998 from the proceeds of the Offering.

     The Company has budgeted unrisked capital expenditures of approximately $44.3 million for 1998. Substantially all of the capital expenditures will be used to fund 3-D seismic surveys, drilling and development activities and leasehold acquisitions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates.

     The Company intends to fund its budgeted capital expenditures through the end of 1998 from cash flow from operations and borrowings under the credit facility.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices also may impact the amount of reserves that can be produced economically by the Company.

     The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and its increased participation percentages and technology enhancement programs. While the Company believes that cash flow from operations and borrowings under the credit facility should allow the Company to implement its present business strategy through 1998, additional financing may be required in the future to fund the Company's growth, development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

HEDGING

     In 1997, the Company began using certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedges that it has in place will vary from time to time but at no time does it expect that hedging activities will be of material significance.

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. During 1995 and 1996, the Company did not hedge any of its oil or natural gas production, and for the year ended December 31, 1997, the Company had hedged 5.5% of its natural gas production.

EFFECTS OF INFLATION AND CHANGES IN PRICE

     The Company's results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Recent rates of inflation have had a minimal effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each of which will require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have any effect on its financial position, liquidity or results of operations.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations frequently are changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company's business, financial condition and results of operations.
Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity.

COMPUTER MODIFICATIONS FOR YEAR 2000

     The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut is expected to cause problems when the century date occurs. On that date, some computer programs may recognize the date as January 1, 1900 instead of January 1, 2000. This may cause the Company's systems to incorrectly process critical financial and operational information, or stop processing altogether. Additionally, computer applications may be affected before January 1, 2000, if calculations into the year 2000 are involved.

     The Company has a plan to address the Year 2000 issue and will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. If the Company's plans are not successful, there could be a significant disruption of the Company's ability to bill customers and pay suppliers, as well as a possible slowdown of certain computer-dependent processes. Based on currently available information, management presently does not anticipate that the costs to address the Year 2000 issues or potential operating disruptions will have an adverse impact on the Company's financial conditions, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-K, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include, but are not limited to the results of the Company's exploratory drilling activities, volatility of oil and natural gas prices, uncertainty of estimates of oil and natural gas reserves, implementation of the Company's growth strategy and its management of future growth, substantial capital requirements associated with the Company's operations, risks related to replacement of oil and natural gas reserves, operating hazards and uninsured risks, competition, government regulation and environmental matters, the Company's hedging policies and transactions, marketability of production, dependence on key personnel, technological changes and shortages of drilling rigs, equipment, supplies and personnel. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable for fiscal year 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors, executive officers and certain key employees of the Company:

                NAME                                 AGE                 POSITION
                ----                                 ---                 --------
DIRECTORS TERM EXPIRING IN 1999
C.E. "Gene" Miller . . . . . . . . . . . . . . . .    68    Chairman of the Board and Director
Frank M. Burke, Jr.. . . . . . . . . . . . . . . .    58    Director

DIRECTORS TERM EXPIRING IN 2000
Kelly E. Miller. . . . . . . . . . . . . . . . . .    43    President, Chief Executive Officer
                                                            and Director
Dan A. Hughes, Jr. . . . . . . . . . . . . . . . .    40    Director

DIRECTORS TERM EXPIRING IN 2001
William J. Baumgartner . . . . . . . . . . . . . .    42    Vice President-Finance, Chief Financial
                                                            Officer, Secretary and Director
William Casey McManemin. . . . . . . . . . . . . .    37    Director
Kenneth J. Foote . . . . . . . . . . . . . . . . .    41    Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Douglas A. Bell. . . . . . . . . . . . . . . . . .    38    Vice President-Production
Michael L. Calhoun . . . . . . . . . . . . . . . .    38    Vice President-Operations
Lew P. Murray. . . . . . . . . . . . . . . . . . .    41    Vice President-Exploration

CERTAIN KEY EMPLOYEES
Charles A. Morrison. . . . . . . . . . . . . . . .    48    Exploration Manager
Curtiss R. Yeiter. . . . . . . . . . . . . . . . .    41    Treasurer

     Set forth below is a description of the backgrounds of the directors, executive officers and certain key employees of the Company.

     C.E. "GENE" MILLER has served as the Chairman of the Board and a director of the Company since its founding in 1997 and of MOC since MOC's founding in 1986. Since 1982, Mr. Miller has served as President, Secretary and Treasurer of Eagle Investments, Inc. ("Eagle"), an oil and gas investment company affiliated with the Company, and since 1990 has served as President, Secretary and Treasurer of Eagle International, Inc., ("Eagle International"), an international oil and gas development company also affiliated with the Company. Mr. Miller has been involved in the domestic oil and gas industry for over 35 years, primarily in Michigan and Texas. Mr. Miller is a past president of the Michigan Oil and Gas Association and also served as a director of that organization. Mr. Miller previously served as a vice president and director and on the Executive Committee of the Independent Petroleum Association of America, and as a director of the National Stripper Well Association. In addition, Mr. Miller has been involved in a number of civic activities and is a member of several boards of directors. Mr. Miller is the father of Kelly E. Miller, the Company's President and Chief Executive Officer, and the father-in-law of Douglas A. Bell, the Company's Vice President-Production.

     KELLY E. MILLER has served as the President, Chief Executive Officer and a director of the Company since its founding in 1997 and as President and a director of MOC since MOC's founding in 1986. Since 1982, Mr. Miller has served as a Vice President of Eagle. Mr. Miller serves on the Board of Governors of the Independent Petroleum Association of America and the Boards of Directors of the Michigan Oil and Gas Association and Republic Bancorp, Inc. (NASDAQ). Mr. Miller has been involved in the oil and gas industry since 1978, focusing his efforts in the areas of strategic planning, prospect development, acquisition and administration. Mr. Miller received a B.S. degree with a major in Petroleum Geology and a B.B.A. degree with a major in Petroleum Land Management from the University of Oklahoma. Mr. Miller also completed the Owner/President Management Program
(OPM) through the Harvard University Graduate School of Business. Mr. Miller is a Certified Petroleum Geologist with the American Association of Petroleum Geologists, an international geological organization. Mr. Miller is the son of C.E. Miller, the Company's Chairman of the Board, and the brother-in-law of Douglas A. Bell, the Company's Vice President-Production.

     WILLIAM J. BAUMGARTNER has served as the Vice President-Finance, Chief Financial Officer and Secretary and as a director of the Company since its founding in 1997 and as Vice President-Finance and Chief Financial Officer of MOC since 1991. Mr. Baumgartner previously held the positions of Controller, Treasurer and Secretary of MOC. Mr. Baumgartner was employed in public accounting and with various independent oil and gas exploration entities before joining MOC in 1985. Mr. Baumgartner graduated from Ferris State College in 1979 with a B.S. degree in Accounting. Mr. Baumgartner is a member of the Michigan Oil and Gas Association and the Independent Petroleum Association of America.

     FRANK M. BURKE, JR. has served as a director of the Company since February 2, 1998. Mr. Burke has served as Chairman, Chief Executive Officer and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment and consulting company located in Dallas, Texas, since 1984. Burke, Mayborn Company Ltd. provides strategic and financial consulting to selected individuals and entities. From 1960 to 1984, Mr. Burke was associated with Peat, Marwick, Mitchell & Co., an international firm of certified public accountants. Mr. Burke was elected partner in 1968, and served as a member of the Peat Marwick Board of Directors from 1978 to 1984. During the same period Mr. Burke served as Chairman, Energy Group for Peat Marwick International and National Director of Energy and Natural Resources for Peat Marwick in the United States. Mr. Burke presently serves as a director of Kaneb Services, Inc. (NYSE), Kaneb Pipe Line Partners, L.P. (NYSE) and CMS NOMECO Oil & Gas Co., a wholly owned subsidiary of CMS Energy Corporation (NYSE). In addition, Mr. Burke serves on the board of directors of numerous private corporations.

     DAN A. HUGHES JR. has served as a director of the Company since February 2, 1998. Mr. Hughes is a partner in Dan A. Hughes Company, an oil and gas exploration company located in Beeville, Texas, and has served as Exploration Manager of Dan A. Hughes Company since 1985. Mr. Hughes currently serves on the Regional Board of Trustees for the Independent Petroleum Association of America and as Vice President for the Lower Gulf Coast District for Texas Mid-Continent Oil & Gas Association. Mr. Hughes has been active in the oil and gas industry for more than 20 years, overseeing exploration and development activities in Texas and Louisiana, as well as internationally. Mr. Hughes received a B.B.A. degree from Texas A&M University and attended Texas A&M University for post graduate studies in geology. Mr. Hughes is involved in a number of civic activities and is a member of several boards of directors and executive committees.

     WILLIAM CASEY MCMANEMIN has served as a director of the Company since February 2, 1998. Mr. McManemin is a Registered Professional Engineer in the state of Texas and received a B.S. degree in Petroleum Engineering from Texas A&M University. Since 1988 Mr. McManemin has served as an officer, shareholder and director of the Manager of SASI Minerals Company and the General Partner of Spinnaker Royalty Company, L.P. In addition, since September 1993, Mr. McManemin has served as an officer, shareholder and director of the General Partner of Republic Royalty Company. All of such companies are engaged in oil and gas property acquisition, exploration and development, including activities in several of the same regions and areas in which the Company's present and past activities are located. In addition to membership in numerous oil and gas industry associations, Mr. McManemin is a member of the Executive Committee of the Board of Trustees of The St. Mark's School of Texas.

     KENNETH J. FOOTE has served as a director of the Company since February 2, 1998. Mr. Foote has served as a managing director of First National Acceptance Company, a private financial services company, since 1987. Mr. Foote's primary responsibilities are in the areas of financial analysis, taxation and strategic planning. Additionally, Mr. Foote is a director of First National Bank of Michigan. From 1979 to 1982, Mr. Foote worked for the public accounting firm of Arthur Andersen LLP and became a Certified Public Accountant during that time. From 1982 to 1987, Mr. Foote was a principal in two real estate ventures before joining First National Acceptance Company. Mr. Foote has a A.B. in economics from Princeton University and received his masters in accounting from New York University.

     LEW P. MURRAY has served as Vice President-Exploration of the Company since its founding in 1997 and of MOC since January 1996. Mr. Murray holds a B.S. degree with a major in Geology from the University of Oklahoma. Mr. Murray is a Certified Petroleum Geologist with the American Association of Petroleum Geologists. Mr. Murray served as Exploration Manager of MOC from 1992 until 1996 and has been involved in the exploration program of MOC and its affiliates since 1981. Mr. Murray's primary responsibilities involve the review and recommendations of all domestic and international prospects.

     DOUGLAS A. BELL has served as Vice President-Production of the Company since its founding and of MOC since January 1996. In addition, Mr. Bell has served in various production-related capacities with affiliates of MOC since his graduation from Lake Superior State University in 1981. Mr. Bell's primary responsibilities include production operations, well completions and reserve analysis. Mr. Bell is the son-in-law of C.E. Miller, the Company's Chairman of the Board, and the brother-in-law of Kelly E. Miller, the Company's President and Chief Executive Officer.

     MICHAEL L. CALHOUN has served as Vice President-Operations of the Company since January 12, 1998. Mr. Calhoun is a Registered Professional Engineer in the state of Texas and received a B.S. degree in Petroleum Engineering and a B.A. degree in Business Administration from the University of Texas. In addition Mr. Calhoun received a Masters in Business Administration from Southern Methodist University. Since 1989, Mr. Calhoun has served in several capacities for Amerada Hess Corporation, including as a Financial Analyst, Manager of Production, Planning and Control, District Superintendent and, most recently, as Operations Manager for the Gulf Coast District. From 1987 to 1989, Mr. Calhoun served as an engineer for Greenwich Oil Corporation in Dallas, Texas, and from 1985 to 1987 as a field engineer for the Texas Railroad Commission.

     CURTISS R. YEITER, C.P.A. has served as Treasurer of the Company since its founding in 1997 and Controller of MOC since 1993. Mr. Yeiter graduated from Northern Michigan University with a B.S. degree in Accounting and became a Certified Public Accountant in 1982. Mr. Yeiter was employed by the public accounting firm of BDO Seidman, LLP from 1979 until 1989 at which time he began employment with MOC. Mr. Yeiter's primary responsibilities involve financial reporting, management of accounting and information systems and personnel management.

     CHARLES A. MORRISON has served as Exploration Manager of the Company since December 1, 1997. Since 1981 Mr. Morrison has been the President of Charles A. Morrison Consulting Geophysicist, Inc. located in Jackson, Mississippi. Mr. Morrison graduated from Louisiana Tech University with a B.S. degree in Geology. Before forming Charles A. Morrison Consulting Geophysicist, Inc., Mr. Morrison served in a geophysical capacity with several companies, including Western Geophysical Company, Cities Service Oil Company and T.H. Clements and Associates. Mr. Morrison has been responsible for the acquisition of over 30 3-D seismic surveys in the Upper Gulf Coast region and has been involved in the interpretation of over 60 3-D seismic surveys in a consulting capacity.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC reports of ownership and changes in ownership of shares of Common Stock of the Company. Directors, officers and greater than 10% holders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they files. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company or written representations from certain reporting persons that no reports on Form 5 were required for those persons during the fiscal year ended December 31, 1997, the Company believes that its officers and directors complied with all applicable filing requirements during the Company's last fiscal year, except that the initial Form 3s for the Company's officers and directors were filed on February 12, 1998.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning the compensation paid by MOC to its Chief Executive Officer and each of the other persons who serve as executive officers of the Company whose annual salary and bonus exceeded $100,000 (the "named executive officers") for the fiscal year ended December 31, 1997. The table does not include perquisites and other personal benefits for individuals for whom the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the named executive officers in that year.

                                                   SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                         --------------------------------------------------------
          NAME AND                                                                OTHER ANNUAL         ALL OTHER
      PRINCIPAL POSITION                 YEAR         SALARY          BONUS      COMPENSATION<FA>     COMPENSATION
------------------------------           ----         ------          -----      ----------------     ------------
Kelly E. Miller, President and
   Chief Executive Officer               1997        $ 275,000      $ 207,708        $ 9,500          $ 91,374<Fb>

William J. Baumgartner, Vice
   President-Finance, Chief
   Financial Officer and
   Secretary                             1997          125,000         30,000          9,295            15,233<Fc>

Lew P. Murray, Vice
   President-Exploration                 1997          100,000         25,000          7,800            29,580<Fd>

------------


<Fa> Includes contributions made by MOC to its 401(k) Savings Plan on behalf of the individuals listed.
<Fb> Includes $168 for travel accident insurance and $91,206 for royalty program participation.
<Fc> Includes $168 for travel accident life insurance, $421 for life insurance, $5,721 for royalty program participation and $8,923 for tax credit participation.
<Fd> Includes $168 for travel accident insurance, $391 for life insurance and $29,021 for royalty program participation.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of Messrs. Kelly Miller, Baumgartner, Calhoun, Murray and Morrison that provide for an annual base salary in an amount not less than $250,000 for Mr. Miller, $150,000 for Mr. Baumgartner, $135,000 for Mr. Calhoun, $140,000 for Mr. Murray and $150,000 for Mr. Morrison. Messrs. Miller, Baumgartner, Calhoun, Murray and Morrison also have received option grants, pursuant to the Stock Option and Restricted Stock Plan of 1997 (the "1997 Stock Option Plan") to purchase 60,000, 97,500, 25,000, 100,000 and 55,000 shares, respectively, of Common Stock. The exercise price of the options is $8.00 per share, except that for 11,350 of Mr. Miller's 60,000 shares, the exercise price is $8.80. The options vest at the rate of one-fifth per year beginning on the first anniversary of the grant date. Pursuant to the 1997 Stock Option Plan, the Company also granted to Messrs. Kelly Miller, Baumgartner, Calhoun, Murray and Morrison 60,000, 22,500, 2,000, 15,000 and 10,000 shares of restricted Common Stock, respectively, which begin to vest at cumulative annual increments of one-half of the total number of restricted shares beginning on the first anniversary of the grant date.

     The Company made a one-time grant of 270,000 and 2,500 stock options to Messrs. Kelly Miller and Baumgartner, respectively, pursuant to the terms of stock option agreements entered into between the Company and the named individuals. The exercise price of the options is $8.00 per share and the options vest at the rate of one-fifth per year beginning on the first anniversary of the grant date.

     Each of the employment agreements of Messrs. Miller, Baumgartner, Calhoun, Murray and Morrison has an initial three-year term. At the end of the first year of such initial term and on every anniversary thereafter, the term of each employment agreement automatically will be extended for one year, so that the remaining term of the agreement will never be less than two years. Under each agreement, the officer's employment may be terminated upon his death or "disability," for "cause" or "good reason," (as those terms are defined in the employment agreement) or for any reason upon 60 days' notice by the employee or at will by the Company. Upon discretionary termination of employment by the Company or termination by the employee for good reason, the employee's salary and benefits will be continued for a period to be determined by the Company's Board of Directors. Upon death, disability, discretionary termination by the employee or termination for cause, no severance pay will be paid.

     Each of the employment agreements provides that the employee is eligible to participate in the Company's employee benefit plans, including the Company's matching 401(k) Savings Plan and the 1997 Stock Option Plan.

     Each of the employment agreements contains certain confidentiality obligations. In addition, in each agreement the employee agrees not to compete against the Company for a period of six months following termination in any county or parish in which the Company has a leasehold interest or active or pending seismic programs.

  CERTAIN OTHER ARRANGEMENTS

     The Company paid a cash bonus upon consummation of the Offering to Messrs. Kelly Miller, Baumgartner, Murray, Yeiter, Bell and C.W. Measley, Jr. of $100,000, $60,000, $40,000, $50,000, $10,000 and $15,000,
respectively.

  EMPLOYEE BENEFIT PLANS

     STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997

     GENERAL. On November 17, 1997, the Company and its stockholder adopted the 1997 Stock Option Plan. The Board of Directors contemplates that the 1997 Stock Option Plan primarily will be used to grant stock options. However, the 1997 Stock Option Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Stock Option Plan. In this Form 10-K, stock options, restricted stock and tax benefit rights are referred to as "Incentive Awards."

     Persons eligible to receive Incentive Awards under the 1997 Stock Option Plan (with certain limitations discussed below) are directors, corporate officers and other full-time employees of the Company and its subsidiaries.

     A maximum of 1,200,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Stock Option Plan. The 1997 Stock Option Plan is not qualified under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and is not subject to the Employee Retirement Income Security Act of 1974.

     The 1997 Stock Option Plan is administered by the Stock Plan Committee of the Board of Directors. The 1997 Stock Option Plan requires the Stock Plan Committee to consist of at least two members, all of whom qualify as "non-employee directors" as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Board of Directors, in its discretion, also may require that the members of the Stock Plan Committee be "outside directors" as defined in the rules issued pursuant to Section 162(m) of the Code. The Stock Plan Committee makes determinations, subject to the terms of the 1997 Stock Option Plan, as to the persons to receive Incentive Awards, the amount of Incentive Awards to be granted to each person, the terms of each grant and all other determinations necessary or advisable for administration of the 1997 Stock Option Plan. The Stock Plan Committee may amend the terms of Incentive Awards granted under the 1997 Stock Option Plan from time to time in a manner consistent with the 1997 Stock Option Plan; provided, that no amendment may be effective relating to a particular Incentive Award without the consent of the relevant participant, except to the extent the amendment operates solely to the benefit of the participant.

     The 1997 Stock Option Plan took effect on November 17, 1997 and, unless earlier terminated by the Board of Directors, the 1997 Stock Option Plan will terminate on November 16, 2007. No award may be made under the 1997 Stock Option Plan after that date. The Company intends to register shares covered by the 1997 Stock Option Plan under the Securities Act.

     STOCK OPTIONS. Under the 1997 Stock Option Plan, participants may be granted stock options. Certain stock options that may be granted to employees under the 1997 Stock Option Plan may qualify as incentive stock options as defined in Section 422(b) of the Code ("Incentive Stock Options"). Other stock options will not be Incentive Stock Options within the meaning of the Code. Stock options may be granted at any time before the termination of the 1997 Stock Option Plan according to its terms or by action of the Stock Plan Committee.

     The Stock Plan Committee will set forth the terms of individual grants of stock options in stock option agreements that will contain such terms and conditions, consistent with the provisions of the 1997 Stock Option Plan, as the Stock Plan Committee determines to be appropriate. These restrictions may include vesting requirements to encourage long-term ownership of shares. The Company will receive no consideration upon the award of options. The option price per share will be determined by the Stock Plan Committee; provided, that the option price for an Incentive Stock Option will be a price equal to or higher than the "market value" of the Company's Common Stock on the date of grant. Each non-employee director automatically is granted an option on the date of each annual meeting of stockholders to purchase 3,000 shares of Common Stock at an exercise price per share equal to 100% of the fair market value of the Common Stock on the date each option is granted.

     Although the term of each stock option will be determined by the Stock Plan Committee, no Incentive Stock Option will be exercisable under the 1997 Stock Option Plan after 10 years from the date it was granted.
Options generally will be exercisable for limited periods of time if an option holder is terminated from employment with the Company or its subsidiaries without cause, dies or becomes disabled. If an option holder is terminated for cause, the option holder will forfeit all rights to exercise any outstanding options. No individual participant may be granted, during any calendar year, options to purchase more than 10% of the total number of shares of Common Stock available under the 1997 Stock Option Plan. The Stock Plan Committee may permit an option holder to exercise an option for an extended period, which may not extend beyond the earlier of either three years from the date of termination or the date on which the options expire by their terms, if (i) the option holder retires after age 62 or upon any other age determined by the Stock Plan Committee ("Normal Retirement"), (ii) the option holder voluntarily terminates employment with the written consent of the Stock Plan Committee after the option holder has attained 55 years of age and completed 15 years of service ("Early Retirement") or (iii) the option holder voluntarily terminates employment and the Stock Plan Committee determines the termination to be in the best interests of the Company ("Consensual Severance").

     Following consummation of the Offering, options under the 1997 Stock Option Plan were granted to directors, officers and certain employees of the Company to purchase a total of 566,500 shares of Common Stock at $8.00 per share and 11,350 at $8.80 per share. These awards included options to Messrs. Kelly Miller, Baumgartner, Calhoun, Murray, Bell and Morrison to purchase 60,000, 97,500, 25,000, 100,000, 40,000 and 55,000 shares of
Common Stock, respectively. All such options have a term of 10 years and become exercisable in cumulative annual increments of one-fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant.

     Upon consummation of the Offering, each non-employee director of the Company was granted an option to purchase 10,000 shares of Common Stock. Any person who first becomes a non-employee director automatically will be granted, on the date of his or her election, an option to purchase 10,000 shares of Common Stock. In addition, on the first business day following the date on which each annual meeting of the Company's stockholders is held, each non-employee director then serving automatically will be granted an option to purchase 3,000 shares of Common Stock. Each option granted to non-employee directors will (i) have a 10-year term, (ii) have an exercise price per share equal to the fair market value of a Common Stock share on the date of grant ($8.00 in the case of options granted upon consummation of the Offering) and (iii) become exercisable in cumulative annual increments of one-fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant.

If a non-employee director resigns from the Board without the consent of a majority of the other directors, such director's options may be exercised only to the extent they were exercisable on the resignation date. The Board of Directors of the Company has adopted a policy providing that directors are expected to maintain, directly or indirectly, a minimum investment in the Company of approximately $100,000.

     RESTRICTED STOCK. In addition to the authority to grant stock options under the 1997 Stock Option Plan, the 1997 Stock Option Plan allows the Stock Option Committee to award restricted stock. Restricted stock is subject to such terms and conditions, consistent with the provisions of the 1997 Stock Option Plan, as the Stock Plan Committee from time to time may determine. As with stock option grants, the Stock Plan Committee will set forth the terms of individual awards of restricted stock in restricted stock agreements. If a participant's employment or director or officer status is terminated during the restricted period set by the Stock Plan Committee for any reason other than death or disability, or any additional reason as may be permitted by the Stock Plan Committee, then any shares of restricted stock still subject to restrictions will be forfeited. Unless the Stock Plan Committee provides otherwise in a restricted stock agreement, if a participant's employment or director or officer status is terminated during the restricted period by reason of death or disability, the restrictions on the participant's shares will terminate automatically as of the date of death or disability. The Stock Plan Committee, in its discretion, may provide that all or part of the restrictions on the restricted stock will lapse upon termination if the termination is by reason of Consensual Severance, Normal Retirement or Early Retirement.

     Without Stock Plan Committee authorization, a recipient of restricted stock may not sell, exchange, transfer, pledge, assign or otherwise dispose of such stock other than to the Company or by will or the laws of descent or distribution. In addition, the Stock Plan Committee may impose other restrictions on shares of restricted stock. However, holders of restricted stock will enjoy all other rights of stockholders with respect to restricted stock, including the right to vote restricted shares at stockholders' meetings and the right to receive all dividends paid with respect to restricted stock. Any securities received by a holder of restricted stock pursuant to a stock dividend, stock split, recapitalization or reorganization will be subject to the same terms, conditions and restrictions that are applicable to the restricted stock for which such shares are received.

     The Stock Plan Committee may provide that upon the occurrence of a "change in control" of the Company (as defined in the 1997 Stock Option
Plan), all restricted stock or other Incentive Awards immediately would become fully vested, nonforfeitable or otherwise no longer subject to any restriction. The Stock Plan Committee may provide in the restricted stock agreement that the number of shares that automatically will vest will be limited in value to the extent that any payments that are deemed "parachute payments" as defined in Section 280G9(b)(2) of the Code would not be subject to the excise tax imposed by Section 4999 of the Code.

     Following consummation of the Offering, Messrs. Kelly Miller, Baumgartner, Calhoun, Murray and Morrison were awarded 60,000, 22,500, 2,000, 15,000 and 10,000 shares of restricted Common Stock, respectively. As described above, an individual's restricted stock agreement may provide that shares automatically will vest upon a change in control and that such shares so vested will be limited in value to the extent deemed parachute payments, as defined in the Code. The restricted shares will begin to vest at cumulative annual increments of one-half of the total number of restricted shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. At the time of issuance of the restricted shares, compensation expense of $0.9 million was deferred. Because the restricted shares are subject to the risk of forfeiture during the vesting period, compensation expense (equivalent to $8.00, the Offering price per share) will be recognized ratably over the two-year vesting period as the risk of forfeiture passes.

     TAX BENEFIT RIGHTS. The Stock Plan Committee also may grant tax benefit rights under the 1997 Stock Option Plan. As with options and restricted stock, the Stock Plan Committee will set forth the terms and conditions of tax benefit rights granted and the participants to receive tax benefit rights in written agreements. A tax benefit right entitles a participant to receive a cash payment from the Company or its subsidiaries to encourage the participant to exercise his or her options. The amount of the payment may not exceed the amount calculated by multiplying the ordinary income, if any, realized by the participant for federal tax purposes as a result of the exercise of a non-Incentive Stock Option, or as a result of the disqualifying disposition of shares acquired under an Incentive Stock Option, by the maximum federal income tax rate (including any surtax or similar charge or assessment) for corporations, plus the applicable state and local tax imposed on the exercise of the option or disqualifying disposition. Tax benefit rights may be granted only with respect to a stock option issued and outstanding or to be issued under the 1997 Stock Option Plan or any prior plans. A participant may refuse the issuance of a tax benefit right if the effect of the tax benefit right would disqualify an Incentive Stock Option, change the date of the grant or exercise price or impair the participant's existing stock options.

     The following table summarizes the number of stock options and restricted stock grants that were received by certain individuals under the 1997 Stock Option Plan:

                                                                     NUMBER OF         SHARES OF
        NAME                                                      OPTIONS<F1><F2>  RESTRICTED STOCK<F3>
        ----                                                      ---------------  --------------------
        Kelly E. Miller . . . . . . . . . . . . . . . . . . . .        60,000            60,000
        William J. Baumgartner. . . . . . . . . . . . . . . . .        97,500            22,500
        Lew P. Murray . . . . . . . . . . . . . . . . . . . . .       100,000            15,000
        Douglas A. Bell . . . . . . . . . . . . . . . . . . . .        40,000               --
        Michael L. Calhoun. . . . . . . . . . . . . . . . . . .        25,000             2,000
        Frank M. Burke, Jr. . . . . . . . . . . . . . . . . . .        10,000               --
        Kenneth J. Foote. . . . . . . . . . . . . . . . . . . .        10,000               --
        Dan A. Hughes, Jr.. . . . . . . . . . . . . . . . . . .        10,000               --
        William Casey McManemin . . . . . . . . . . . . . . . .        10,000               --
        Directors and executive officers as a group . . . . . .       362,500            99,500
        All employees as a group (other than directors and
           executive officers). . . . . . . . . . . . . . . . .       215,350            10,000
------------------------

<F1> The exercise price for options granted was $8.00, the Offering price, except that the exercise price for 11,350 of the options granted to Mr. Miller was $8.80, 110% of the Offering price.
<F2> Options become exercisable in cumulative annual increments of one-
     fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant.
<F3> Shares of restricted stock will begin to vest at cumulative annual increments of one-half of the total number of shares subject thereto, beginning on the first anniversary of the date of the grant.

  ONE-TIME STOCK OPTION GRANT

     The Company made a one-time grant of 270,000 and 2,500 stock options to Messrs. Kelly Miller and Baumgartner, respectively, pursuant to the terms of stock option agreements entered into between the Company and the named individuals. The exercise price of the options is $8.00 per share and the options vest at the rate of one-fifth per year beginning on the first anniversary of the grant date.

  401(K) SAVINGS PLAN

     In connection with the Combination Transaction, the Company adopted MOC's 401(k) Savings Plan (the "Savings Plan"). The Savings Plan is available to all full-time employees upon commencement of their employment and provides for discretionary matching contributions by the Company. The funds in the Savings Plan are invested in equity and bond funds at the election of the participant. The Company-paid matching contributions under the Savings Plan vest at a rate of 20% per year, beginning after three years of service. The Savings Plan balances that have vested generally are paid at an employee's termination of employment or retirement.

  LIFE INSURANCE PROGRAM

     The Company provides, at its sole cost, life insurance in the face amount of $150,000 on each of the lives of Messrs. Baumgartner and Murray, each of whom is entitled to designate the beneficiary of the insurance proceeds. Upon their death, $150,000 will be paid to the beneficiary designated by Messrs. Baumgartner or Murray. During 1997, the Company paid $421 and $391 in premiums for Messrs. Baumgartner's and Murray's respective policies.

  TRAVEL INSURANCE PROGRAM

     The Company provides to each of Messrs. Kelly Miller, C.E. Miller, Baumgartner, Calhoun, Murray and Bell, as well as to C.W. Measley, Jr., Land Manager of the Company and MOC, travel accident insurance in the face amount of $100,000 at no cost. The insurance covers accidental death and disability in the course of business or personal travel anywhere in the world. Each covered person is entitled to designate the beneficiary of the insurance proceeds. During 1997, the Company paid $168 in premiums for each of the policies.

  TAX CREDIT AND ROYALTY PARTICIPATION PROGRAMS

     TAX CREDIT PARTICIPATION PROGRAM. On April 14, 1995, MOC established the Credit Participation Program (the "Tax Program"), which was designed to reward, recognize and retain key employees of MOC who participated in an instrumental manner in the acquisition, sale and/or brokerage of production of oil and natural gas from non-conventional sources that qualified for certain tax credits under Section 29 of the Code. Under the terms of the Tax Program, participants were entitled to a percentage of any money received by the Tax Program, including fees, reimbursements, down-payments and credits from brokerage transactions. After payment of expenses, money was allocated among and distributed to participants, pursuant to a participant's annual allocation percentages, as determined by a majority vote of MOC's shareholders. If MOC acquired properties for the purpose of the acquisition of Section 29 Credits and MOC sold all or any part of the properties to which such credits applied, the distribution of the proceeds for the Tax Program was net of the total invested capital plus a 10% return. If a participant's employment was terminated, any distributions pursuant to the Tax Program terminated and the balance of current and future distributions to the participant remained in the Tax Program to be allocated and distributed by MOC in its discretion.

     As of December 31, 1997, Mr. Baumgartner was the only participant in the Tax Program. Payments made to Mr. Baumgartner in 1997 amounted to $8,923. The Tax Program was terminated concurrently with consummation of the Offering.

     ROYALTY PARTICIPATION PROGRAM. On December 31, 1992, MOC established the Employee Participation Program (the "Royalty Program"), which was designed to provide an incentive for certain key employees to contribute to the success of MOC. Under the terms of the Royalty Program, participants received a percentage of the overriding royalty working interest on all prospects generated by MOC. A maximum of 1/32nd of 8/8ths overriding royalty working interest was reserved for the Royalty Program on all prospects generated by MOC. If less than a 1/32nd of 8/8ths overriding royalty was reserved on such prospects, participants were assigned a proportionate share of the overriding royalty that MOC retained. A sliding scale overriding royalty was reserved against MOC's retained net revenue interest, proportionately adjusted to MOC's working interest in any specific property. The net revenue scale was used whether MOC retained an overriding royalty on its prospects, acquired a working interest from a third party or sold or distributed working interests to an entity owned by a shareholder of MOC. The Royalty Program was limited to those properties that MOC had an initial working interest in and the overriding royalty was not applied to farm-outs by MOC, sale of lease positions, purchase of reserves or recovery from lawsuits. If a participant's employment terminated, any overriding royalties previously assigned to the participant reverted to MOC. In the event of a participant's death, any royalties due to the participant were allocated to a beneficiary or trust designated by the participant.

     As of December 31, 1997, the following individuals participated in the Royalty Program: Mr. Kelly Miller had a 40% interest in the royalty interest; Mr. Baumgartner had a 7.5% interest in the royalty interest; and Mr. Murray had a 15% interest in the royalty interest. The stated percentages for Messrs. Miller and Murray applied to prospects of MOC as of January 1, 1996. To the extent that a prospect was included in the Royalty Program before January 1, 1996, with respect to those properties, Messrs. Miller and Murray had a 32% and 8% interest in such royalties, respectively, as of December 31, 1997. During 1997 Messrs. Miller, Baumgartner and Murray received $91,206, $5,721 and $29,021, respectively, under the Royalty Program. The Royalty Program was terminated concurrently with consummation of the Offering.

     COMPENSATION OF DIRECTORS. Directors who are not employees of the Company receive a $15,000 annual retainer fee plus $500 for attendance at each regular meeting of the Board of Directors and $1,000 for attendance at each committee meeting. Directors who also are employees of the Company receive no annual retainer and are not compensated for attendance at Board or committee meetings. The Company also reimburses directors for expenses associated with attending Board and committee meetings.

     Upon consummation of the Offering, each non-employee director of the Company was granted an option to purchase 10,000 shares of Common Stock. Any person who first becomes a non-employee director automatically will be granted, on the date of his or her election, an option to purchase 10,000 shares of Common Stock. In addition, on the first business day following the date on which each annual meeting of the Company's stockholders is held, each non-employee director then serving automatically will be granted an option to purchase 3,000 shares of Common Stock. Each option granted to non-employee directors will (i) have a 10-year term, (ii) have an exercise price per share equal to the fair market value of a Common Stock share on the date of grant ($8.00 in the case of options granted upon consummation of the Offering) and (iii) become exercisable in cumulative annual increments of one-fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. If a non-employee director resigns from the Board without the consent of a majority of the other directors, such director's options may be exercised only to the extent they were exercisable on the resignation date.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 9, 1998 of
(i) each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                                      AMOUNT AND NATURE OF BENEFICIAL
                                                      OWNERSHIP OF COMMON STOCK <F1>
                                              -----------------------------------------------
                                                SOLE VOTING     SHARED VOTING      TOTAL
                                              AND DISPOSITIVE   OR DISPOSITIVE   BENEFICIAL     PERCENT
        NAME OF BENEFICIAL OWNER                 POWER<F2>         POWER<F3>    OWNERSHIP<F2>   OF CLASS
        ------------------------              ---------------   --------------  -------------   --------
C.E. Miller<F4> . . . . . . . . . . . . . .      1,415,234             --         1,415,234      11.33%
Kelly E. Miller<F5> . . . . . . . . . . . .      1,008,319            400         1,008,719       8.07%
David A. Miller<F6> . . . . . . . . . . . .        718,945             --           718,945       5.75%
  3104 Logan Valley Road
  Traverse City, Michigan 49685

Daniel R. Miller<F7>. . . . . . . . . . . .        868,840             --           868,840       6.96%
  3104 Logan Valley Road
  Traverse City, Michigan 49685


Sue Ellen Bell<F8>. . . . . . . . . . . . .        833,218             --           833,218       6.67%
  3104 Logan Valley Road
  Traverse City, Michigan 49685

William J. Baumgartner. . . . . . . . . . .          9,300             --             9,300       <F*>
Lew P. Murray . . . . . . . . . . . . . . .             --            200               200       <F*>
Douglas A. Bell<F9> . . . . . . . . . . . .             --        833,218           833,218       6.67%
Frank M. Burke, Jr.<F10>. . . . . . . . . .         12,500             --            12,500       <F*>
Kenneth J. Foote. . . . . . . . . . . . . .         43,390                           43,390       <F*>
Dan A. Hughes, Jr.<F11> . . . . . . . . . .         26,541                           26,541       <F*>
William Casey McManemin<F12>. . . . . . . .         12,500      1,042,480         1,054,980       8.34%

SASI Minerals Company . . . . . . . . . . .      1,042,480             --         1,042,480       8.34%
  1201 Market Street, Suite 1402
  Wilmington, Delaware 19801
Executive Officers and Directors
  as a group. . . . . . . . . . . . . . . .      2,527,784      1,876,298         4,404,082      35.25%

-------------------------

<F*>  Less than 1%.

<F1>  The number of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.
<F2>  Excludes the following shares that may be acquired through the exercise of stock options and restricted stock granted under the 1997 Stock Option Plan and pursuant to the one-time grant to Messrs. Miller and Baumgartner described above:

                                             NUMBER OF       SHARES OF
         NAME                                 OPTIONS     RESTRICTED STOCK
         ----                                 -------     ----------------

      Kelly E. Miller. . . . . . . . . .      330,000         60,000
      William J. Baumgartner . . . . . .      100,000         22,500
      Lew P. Murray. . . . . . . . . . .      100,000         15,000
      Douglas A. Bell. . . . . . . . . .       40,000             --
      Frank M. Burke, Jr.. . . . . . . .       10,000             --
      Kenneth J. Foote . . . . . . . . .       10,000             --
      Dan A. Hughes, Jr. . . . . . . . .       10,000             --
      William Casey McManemin. . . . . .       10,000             --


<F3>  These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.
<F4>  Includes 228,549 shares held by the Kelly E. Miller Retained Annuity
      Trust #1, 228,549 shares held by the Daniel R. Miller Retained Annuity Trust #1, 342,823 shares held by the David A. Miller Retained Annuity Trust #1 and 228,549 shares held by the Sue Ellen Bell Retained Annuity Trust #1, with respect to each of which C.E. Miller is the sole trustee. Also includes 264,199 shares held by Eagle and 122,565 shares held by Eagle International, each of which is owned by a revocable trust of which C.E. Miller is the sole trustee.
<F5>  Includes 924,195 shares held by the Kelly E. Miller Trust, a revocable trust of which Kelly E. Miller is the sole trustee, and 84,024 shares held by Miller and Miller, Inc., which is owned by a revocable trust of which Kelly E. Miller is the sole trustee. Excludes 228,549 shares held by the Kelly E. Miller Retained Annuity Trust #1, of which Kelly E. Miller's father, C.E. Miller, is the sole trustee and of which Kelly E. Miller and trusts for the benefit of his children are the beneficiaries.
<F6>  Includes 634,921 shares held by the David A. Miller Trust, a revocable trust of which David A. Miller is the sole trustee, and 84,024 shares held by Oak Shores Investments, Inc., which is owned by a revocable trust of which David A. Miller is the sole trustee. Excludes 342,823 shares held by the David A. Miller Retained Annuity Trust #1, of which David A. Miller's father, C.E. Miller, is the sole trustee and of which David A. Miller and trusts for the benefit of his children are the beneficiaries.
<F7>  Includes 794,196 shares held by the Daniel R. Miller Trust, a revocable trust of which Daniel R. Miller is the sole trustee, and 74,634 shares held by Double Diamond Enterprises, Inc., which is owned by a revocable trust of which Daniel R. Miller is the sole trustee. Excludes 228,549 shares held by the Daniel R. Miller Retained Annuity Trust #1, of which Daniel R. Miller's father, C.E. Miller, is the sole trustee and of which Daniel R. Miller and trusts for the benefit of his children are the beneficiaries.
<F8>  Includes 749,194 shares held by the Sue E. Bell Trust, a revocable trust of which Sue E. Bell is the sole trustee, and 84,024 shares held by Frontier Investments, Inc., which is owned by a revocable trust of which Sue E. Bell is the sole trustee. Excludes 228,549 shares held by the Sue Ellen Bell Retained Annuity Trust #1, of which Sue E. Bell's father, C.E. Miller, is the sole trustee and of which Sue E. Bell and trusts for the benefit of her children are the beneficiaries.
<F9>  Includes only those shares held by Mr. Bell's spouse, Sue Ellen
      Bell.  Mr. Bell disclaims beneficial ownership of these shares.
<F10> Includes 6,500 shares held by Burke, Mayhorn Company, Ltd. and 3,000 shares held by TTC Burke, Ltd., which are private consulting and investment companies controlled by Mr. Burke.


<F11> Includes only those shares held by the Hughes Company, of which Mr.
      Hughes is Exploration Manager and in which Mr. Hughes is a partner.
<F12> Includes only those shares held by SASI Minerals Company.  William
      McManemin is an officer, director and shareholder of the Manager of SASI Minerals Company and disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE COMBINATION TRANSACTION

     The Company was formed as a Delaware corporation as part of the combination of MOC with certain oil and natural gas interests owned by companies beneficially owned by individual members of the Miller family and certain oil and natural gas interests owned by certain business partners and investors. William Casey McManemin, a director of the Company, is an officer, shareholder and director of the Manager of SASI Minerals Company, which exchanged interests in oil and natural gas properties for shares of Common Stock in the Combination Transaction. Kenneth J. Foote, a director of the Company, also exchanged interests in oil and natural gas properties for shares of Common Stock in the Combination Transaction.

REGISTRATION RIGHTS AGREEMENT

     The Company entered into a Registration Rights Agreement with each person who became a stockholder of the Company upon consummation of the Combination Transaction. The Registration Rights Agreement provides each such person certain piggyback registration rights with respect to their shares of Common Stock.

TRANSACTIONS WITH C.E. MILLER AND AFFILIATES

     The following information describes agreements or transactions between MOC and C.E. Miller, Chairman of the Board and a director of the Company and MOC, or his affiliates:

     SERVICE AGREEMENT. MOC has entered into an Amended Service Agreement dated January 1, 1997, amending a prior service agreement, with Eagle, an oil and gas exploratory company beneficially owned by C.E. Miller. Under the amended agreement, MOC provides Eagle with administrative, technical, consulting and other services required by Eagle to operate its business in the ordinary course. These services include, among others, developing prospects, coordinating, permitting, drilling and facility construction and operation, maintaining joint venture relationships and providing accounting, financial, tax and budget-preparation services. As compensation for its services, Eagle has agreed to pay MOC a fixed fee of $50,000 per calendar quarter, subject to annual adjustments to be negotiated by MOC and Eagle, as well as additional fees for specialized services as agreed by the parties. Eagle also agreed to reimburse MOC its out-of-pocket expenses incurred in providing the services. Either party may terminate the agreement at any time upon 60 days' prior notice. Eagle paid MOC $200,000, $100,000 and $50,000 under the service arrangement in 1997, 1996 and 1995, respectively, which the Company believes is adequate compensation for the services provided to Eagle.

     1997 DRILLING PROGRAM. MOC has entered into a 1997 Drilling Program Exploration and Participation Agreement dated August 15, 1997 with Eagle and certain companies affiliated with MOC who participated in the Combination Transaction. Under the agreement, MOC and the affiliated companies contributed certain drilling inventory consisting of 13 prospects that had a high probability of drilling operations beginning by December 31, 1997, and that had pipelines and facilities in place, acreage and rights of way acquired and drilling units or unitization agreements secured. As consideration for the contribution of the wells, Eagle agreed to pay 100% of the actual acreage, seismic, dry hole cost and cost of completion and facilities through the tanks of the working interest represented by MOC and the affiliated companies. Eagle will receive a proportionate 50% of MOC's and the affiliated companies' rights to all depths that exist within the drilling unit or unitized area. In addition, MOC and the affiliated companies agreed to contribute the use of their existing facilities used for any common operations, such as production platforms, flowlines, pipelines or rights of way. MOC and the affiliated companies have the option to contribute additional prospects to Eagle, but only upon the consent of C.E. Miller. The parties terminated the agreement upon consummation of the Offering.

     SALE OF NON-STRATEGIC ASSETS. In an effort to divest certain non-strategic assets before consummation of the Combination Transaction and the Offering, MOC sold to Eagle working and royalty interests in certain oil and natural gas properties located in Michigan and Texas, as well as MOC's interests in all wells, facilities and equipment associated with such properties. The properties are located in areas where the Company does not intend to focus its exploration and production activities. No part of the Company's 1997 or 1998 capital budgets is allocated to the properties. The purchase price was $507,411, payable in cash and was distributed to the shareholders of MOC. The Company believes that the purchase price was representative of the fair market value of the interests being sold.

     SALE AND LEASE OF PRINCIPAL OFFICES. In July 1996 MOC sold its principal offices located at 3104 Logan Valley Road, Traverse City, Michigan to C.E. Miller and Betty Miller for $700,000. The Company is leasing the premises from Mr. and Mrs. Miller under a five-year lease expiring in August 2001. The lease provides that the rent on the premises is $6,058 a month for the first full 11 months of the lease and thereafter increases by 4% each year. The Company believes that the rental rate is representative of the fair market rental rate for the premises and that the purchase price was representative of the fair market value of the property at the time of sale.

     LOAN TO MOC.   Pursuant to a promissory note dated November 26, 1997,
C.E. Miller, as trustee of the C.E. Miller Trust, loaned $2.5 million to MOC, which MOC used to fund a down payment made in connection with the Combination Transaction. The loan was paid in full during February 1998 from the proceeds received in the Offering.

SHAREHOLDER NOTES

     In 1991, the shareholders of MOC loaned to MOC an aggregate of $7.6 million pursuant to separate loan agreements. As of December 31, 1997, no principal payments had been made on the indebtedness, and all interest due and payable by that date had been paid. The shareholders of MOC contributed the indebtedness to the Company as capital in connection with the Combination Transaction, which resulted in cancellation of the indebtedness. Such cancellation is not expected to result in income to the Company for federal income tax purposes.

TAX CREDIT AND ROYALTY PARTICIPATION PROGRAMS

     The Company established the Tax Program and the Royalty Program under which certain key employees were entitled to receive a stated percentage of tax credits received by the Tax Program and/or royalties paid on certain prospects generated by the Company. The participants' rights to participate in the Tax Program and the Royalty Program terminated upon consummation of the Offering.

CONSULTING AGREEMENT

     MOC and Frank M. Burke, Jr., a director of the Company, entered into a Consulting Agreement dated June 1, 1996, as subsequently amended. Pursuant to the Consulting Agreement, Mr. Burke provides MOC, as an independent contractor, certain financial, tax, strategic, marketing and other consulting services as requested by MOC. As compensation for these services, MOC has agreed to pay Mr. Burke a fee of $275 per hour. This fee is scheduled to increase to $325 per hour for services provided during 1998 and to $375 per hour for services provided during and after 1999. MOC also has agreed to reimburse Mr. Burke reasonable travel and other out-of-pocket expenses. The initial term of the Consulting Agreement was 12 months and automatically is renewed for successive 12-month periods unless terminated by either party upon 30 days' prior notice. For the year ended December 31, 1997, MOC had paid Mr. Burke a total of $30,738 in fees and expenses.

CERTAIN EXPLORATION PROGRAMS

     A portion of the Company's exploration activities have been, and are expected to continue to be, conducted as an active working interest partner in select projects proposed in Texas and Louisiana by the Hughes Company under an exploration agreement in effect since 1994. Dan A. Hughes, Jr., a director of the Company, is a partner in and Exploration Manager of the Hughes Company. At the time the exploration agreement was entered into, Mr. Hughes was not a director of the Company. Revenues attributable to these properties were approximately $2.0 million and $1.3 million as of December 31, 1997 and December 31, 1996, respectively. The Company currently projects capital expenditures with respect to these properties of approximately $2.9 million in 1998.

     In addition, the Company had provided to its affiliated oil and natural gas exploration companies opportunities to invest in certain oil and natural gas exploration and development projects in which the Company already had an interest. In exchange for their interests in a project, the affiliated companies, which were under common ownership with MOC, were required to pay their proportionate share of a $50,000 prospect fee charged by the Company, 110% of the associated drilling costs and their proportionate share of the royalty interests allocated to the Royalty Program. This program terminated upon consummation of the Offering.

     Any future material transactions between the Company and its affiliates will be approved by a majority of the disinterested directors of the Company.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
          8-K.

     ITEM 14(a)(1). FINANCIAL STATEMENTS. See "Index to Financial Statements" set forth on page F-1.


     ITEM 14(a)(2).  FINANCIAL STATEMENT SCHEDULES.   Financial statement
schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

     ITEM 14(a)(3).  EXHIBITS.

     (a) EXHIBITS

     EXHIBIT NO.                        DESCRIPTION

       2.1 Exchange and Combination Agreement dated November 12, 1997. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       2.2(a) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       2.2(b) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       2.2(c) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       2.3(a) Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil
                  Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       2.3(b) First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       3.1        Certificate of Incorporation of the Registrant.
                  Previously filed as an exhibit to the Company's
                  Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       4.1        Certificate of Incorporation. See Exhibit 3.1.

       4.2        Bylaws. See Exhibit 3.2.

       4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.1(a)    Stock Option and Restricted Stock Plan of 1997.<F+><F*>

       10.1(b)    Form of Stock Option Agreement.<F+><F*>

       10.1(c)    Form of Restricted Stock Agreement.<F+><F*>

       10.2 Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's
                  Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F+>

       10.3       Form of Employment Agreement for Kelly E. Miller,
                  William J. Baumgartner, Lew P. Murray and Charles A. Morrison. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F+>

       10.4 Lease Agreement between Miller Oil Corporation and C.E. and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.5 Letter Agreement dated November 10, 1997, between Miller Oil Corporation and C.E. Miller, regarding sale of certain assets. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.6 Amended Service Agreement dated January 1, 1997, between Miller Oil Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company's
                  Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.7 Form of Registration Rights Agreement (included as Exhibit E to Exhibit 2.1). Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.8 Consulting Agreement dated June 1, 1996 between Miller Oil Corporation and Frank M. Burke, Jr., with amendment. Previously filed as an exhibit to the Company's

                  Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.9 $2,500,000 Promissory Note dated November 26, 1997 between Miller Oil Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.10 Form of Indemnification and Contribution Agreement among the Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       10.11 Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998.<F*>

       10.12 Guaranty Agreement by Miller Exploration Company in favor of Bank of Montreal dated February 9, 1998.<F*>

       10.13 $75,000,000 Promissory Note of Miller Oil Corporation to Bank of Montreal dated February 9, 1998.<F*>

       10.14 Mortgage (Michigan) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

       10.15 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

       10.16 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Texas) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

       11.1       Computation of Earnings per Share.<F*>

       21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       23.1       Consent of S.A. Holditch & Associates.<F*>

       23.2       Consent of Miller and Lents, Ltd.<F*>

       24.1       Limited Power of Attorney.<F*>

       27.1       Financial Data Schedule.<F*>

____________________

<F*> Filed herewith.
<F+> Management contract or compensatory plan or arrangement.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MILLER EXPLORATION COMPANY



                              By */s/Kelly E. Miller
                                  Kelly E. Miller
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1998                By */s/C. E. Miller
                                 C. E. Miller
                                 Chairman of the Board



March 31, 1998                By */s/Kelly E. Miller
                                 Kelly E. Miller, Director
                                 (Principal Executive Officer)



March 31, 1998                By */s/William J. Baumgartner
                                 William J. Baumgartner, Director
                                 (Principal Financial and Accounting
                                 Officer)



March 31, 1998                By */s/Frank M. Burke, Jr.
                                 Frank M. Burke, Jr., Director



March 31, 1998                By */s/Dan A. Hughes, Jr.
                                 Dan A. Hughes, Jr., Director

March 31, 1998                By */s/William Casey McManemin
                                 William Casey McManemin, Director



March 31, 1998                By */s/Kenneth J. Foote
                                 Kenneth J. Foote, Director



                              *By /s/William J. Baumgartner
                                  William J. Baumgartner, Director
                                  Attorney-in-Fact

                      INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE



COMBINED FINANCIAL STATEMENTS OF MILLER EXPLORATION COMPANY AND
AFFILIATED ENTITIES

  Report of Independent Public Accountants . . . . . . . . . . . . . . .   F-2

  Combined Balance Sheets as of December 31, 1997 and 1996 . . . . . . .   F-3

  Combined Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . .   F-4

  Combined Statements of Equity for the Years Ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . .   F-5

  Combined Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . .   F-6

  Notes to Combined Financial Statements . . . . . . . . . . . . . . . .   F-7

  Supplemental Quarterly Financial Data (unaudited). . . . . . . . . . .  F-20

STATEMENTS OF THE MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES:

  Report of Independent Public Accountants . . . . . . . . . . . . . . .  F-21

  Historical Statements of Revenues and Direct Operating
  Expenses for the Years Ended December 31, 1997, 1996 and
  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-22

  Notes to Historical Statements of Revenues and Direct
  Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .  F-23

UNAUDITED PRO FORMA COMBINED FINANCIAL DATA:

  Pro Forma Statement of Operations for the Year Ended
  December 31, 1997 (unaudited). . . . . . . . . . . . . . . . . . . . .  F-26

  Pro Forma Balance Sheet as of December 31, 1997 (unaudited). . . . . .  F-27

                           ARTHUR ANDERSEN LLP
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Miller Exploration Company:

We have audited the accompanying combined balance sheets of MILLER EXPLORATION COMPANY (a Delaware corporation) and affiliated entities identified in Note 1 (collectively, the "Company") as of December 31, 1997 and 1996, and the related combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                   /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
March 13, 1998

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                          COMBINED BALANCE SHEETS
                                                                            AS OF DECEMBER 31,
                                                                            -----------------
                                                                             1997        1996
                                                                           --------     -------
                                                                              (IN THOUSANDS)
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $    146     $   410
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .        2,109       2,246
     Inventories and prepaid expenses. . . . . . . . . . . . . . . . .           87         113
     Advances to operators . . . . . . . . . . . . . . . . . . . . . .          907         385
     Other current assets (Note 2) . . . . . . . . . . . . . . . . . .        2,936          --
                                                                           --------     -------
       Total current assets. . . . . . . . . . . . . . . . . . . . . .        6,185       3,154
                                                                           --------     -------

OIL AND GAS PROPERTIES at cost (full cost method):
     Proved oil and gas properties . . . . . . . . . . . . . . . . . .       29,324      27,883
     Unproved oil and gas properties . . . . . . . . . . . . . . . . .        7,069       2,811
     Less-Accumulated depreciation, depletion and amortization . . . .      (12,425)     (9,962)
                                                                           --------     -------
         Net oil and gas properties. . . . . . . . . . . . . . . . . .       23,968      20,732
                                                                           --------     -------

PROPERTY AND EQUIPMENT NET . . . . . . . . . . . . . . . . . . . . . .          275         164
                                                                           --------     -------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $ 30,428     $24,050
                                                                           ========     =======

  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,454     $ 3,942
     Current portion of long-term debt . . . . . . . . . . . . . . . .          243         216
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .        3,831         891
     Accounts payable related parties. . . . . . . . . . . . . . . . .           39         218
     Oil and gas distributions payable . . . . . . . . . . . . . . . .          289         307
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .           50         223
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .          264          39
                                                                           --------     -------
         Total current liabilities . . . . . . . . . . . . . . . . . .       12,170       5,836
                                                                           --------     -------



LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . .          481       8,723

DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,664       1,722

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
     Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding. . . . . . . . . . . . . . . . . . . . . . .           --          --
     Common stock, $0.01 par value; 20,000,000 shares authorized; 100
         shares outstanding. . . . . . . . . . . . . . . . . . . . . .           --          --
     Combined equity . . . . . . . . . . . . . . . . . . . . . . . . .        8,588          72
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .        7,525       7,697
                                                                           --------     -------
         Total equity. . . . . . . . . . . . . . . . . . . . . . . . .       16,113       7,769
                                                                           --------     -------
         Total liabilities and equity. . . . . . . . . . . . . . . . .     $ 30,428     $24,050
                                                                           ========     =======


       The accompanying notes are an integral part of these combined financial statements.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                     COMBINED STATEMENTS OF OPERATIONS
                                                                       FOR THE YEAR
                                                                    ENDED DECEMBER 31,
                                                             -------------------------------
                                                              1997         1996        1995
                                                              ----         ----        ----
                                                                      (IN THOUSANDS)
REVENUES:
    Natural gas. . . . . . . . . . . . . . . . . . . .       $5,819       $5,614      $2,748
    Crude oil and condensate . . . . . . . . . . . . .          964        1,101         715
    Other operating revenues . . . . . . . . . . . . .          629          395         296
                                                             ------       ------      ------
        Total operating revenues . . . . . . . . . . .        7,412        7,110       3,759
                                                             ------       ------      ------

OPERATING EXPENSES:
    Lease operating expenses and production taxes. . .        1,478        1,123         777
    Depreciation, depletion and amortization . . . . .        2,520        2,629       1,666
    General and administrative . . . . . . . . . . . .        2,186        1,591       1,270
                                                             ------       ------      ------
        Total operating expenses . . . . . . . . . . .        6,184        5,343       3,713
                                                             ------       ------      ------

OPERATING INCOME . . . . . . . . . . . . . . . . . . .        1,228        1,767          46
                                                             ------       ------      ------

INTEREST EXPENSE . . . . . . . . . . . . . . . . . . .       (1,200)      (1,139)     (1,017)
                                                             ------       ------      ------

LAWSUIT SETTLEMENT . . . . . . . . . . . . . . . . . .           --           --       3,521
                                                             ------       ------      ------

NET INCOME . . . . . . . . . . . . . . . . . . . . . .       $   28       $  628      $2,550
                                                             ======       ======      ======


       The accompanying notes are an integral part of these combined financial statements.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                       COMBINED STATEMENTS OF EQUITY
                                                                           COMBINED    RETAINED      TOTAL
                                                                            EQUITY     EARNINGS      EQUITY
                                                                           --------    --------      ------
                                                                                    (IN THOUSANDS)
BALANCE December 31, 1994 . . . . . . . . . . . . . . . . . . . . .         $  277      $5,319      $ 5,596
    Contributions and return of capital, net. . . . . . . . . . . .           (136)         --         (136)
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .             --       2,550        2,550
    Dividends declared. . . . . . . . . . . . . . . . . . . . . . .             --        (600)        (600)
                                                                            ------      ------      -------
BALANCE December 31, 1995 . . . . . . . . . . . . . . . . . . . . .            141       7,269        7,410
    Contributions and return of capital, net. . . . . . . . . . . .            (69)         --          (69)
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .             --         628          628
    Dividends declared. . . . . . . . . . . . . . . . . . . . . . .             --        (200)        (200)
                                                                            ------      ------      -------
BALANCE December 31, 1996 . . . . . . . . . . . . . . . . . . . . .             72       7,697        7,769
    Contributions and return of capital, net. . . . . . . . . . . .          8,516          --        8,516
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .             --          28           28
    Dividends declared. . . . . . . . . . . . . . . . . . . . . . .             --        (200)        (200)
                                                                            ------      ------      -------
BALANCE December 31, 1997 . . . . . . . . . . . . . . . . . . . . .         $8,588      $7,525      $16,113
                                                                            ======      ======      =======


       The accompanying notes are an integral part of these combined financial statements.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                     COMBINED STATEMENTS OF CASH FLOWS
                                                                                 FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                         ---------------------------------
                                                                          1997         1996         1995
                                                                          ----         ----         ----
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . .         $    28      $   628      $ 2,550
    Adjustments to reconcile net income to net cash from
       operating activities
          Depreciation, depletion and amortization . . . . . . .           2,520        2,629        1,666
          Deferred revenue . . . . . . . . . . . . . . . . . . .             (58)         (27)         (21)
          Lawsuit settlement . . . . . . . . . . . . . . . . . .              --           --       (3,521)
          Changes in assets and liabilities
             Accounts receivable. . . . . . . . . . . . . . . . .            137       (1,010)        (200)
             Other current assets . . . . . . . . . . . . . . . .         (3,432)        (360)          67
             Accounts payable . . . . . . . . . . . . . . . . . .          2,761          252          (60)
             Oil and gas distributions payable. . . . . . . . . .            (18)          74           20
             Other accrued expenses . . . . . . . . . . . . . . .             52          (24)          10
                                                                         -------      -------      -------
                Net cash flows provided by operating activities .          1,990        2,162          511
                                                                         -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures. . . . . . . . . . .         (8,822)      (6,184)      (6,323)
    Advance payment of natural gas sales. . . . . . . . . . . . .             --          185        1,439
    Proceeds from sale of oil and gas properties and purchases
       of equipment, net. . . . . . . . . . . . . . . . . . . . .          2,955        1,256        1,212
    Proceeds from lawsuit settlement. . . . . . . . . . . . . . .             --           --        3,521
                                                                         -------      -------      -------
             Net cash flows used in investing activities. . . . .         (5,867)      (4,743)        (151)
                                                                         -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal . . . . . . . . . . . . . . . . . . . .           (572)         (55)          --
    Net borrowing on notes payable. . . . . . . . . . . . . . . .          3,512        2,785          359
    Long-term debt borrowing. . . . . . . . . . . . . . . . . . .             --          350           --
    Contributions and return of capital, net. . . . . . . . . . .            873          (69)        (136)
    Payments of dividends . . . . . . . . . . . . . . . . . . . .           (200)        (200)        (600)
                                                                         -------      -------      -------
             Net cash flows provided by (used in) financing
                activities. . . . . . . . . . . . . . . . . . . .          3,613        2,811         (377)
                                                                         -------      -------      -------




NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .           (264)         230          (17)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
    PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .            410          180          197
                                                                         -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD. . . . . . . . . .        $   146      $   410      $   180
                                                                         =======      =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for
       Interest . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,373      $ 1,122      $ 1,005
                                                                         =======      =======      =======


       The accompanying notes are an integral part of these combined financial statements.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                  NOTES TO COMBINED FINANCIAL STATEMENTS


(1)  ORGANIZATION, COMBINATION AND NATURE OF OPERATIONS

  THE COMBINATION TRANSACTION

     Miller Exploration Company ("Miller") was recently formed as a Delaware corporation to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (all Michigan corporations owned by the Miller family members who are beneficial owners of MOC) in exchange for an aggregate consideration of approximately
5.3 million shares of common stock of Miller (the "Common Stock"). The operations of all of these entities have been managed through the same management team, and have been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with the consummation of an initial public offering (the "Offering") of its Common Stock in February 1998 (see Note 15).

  PRINCIPLES OF COMBINATION

     The accompanying combined financial statements include the accounts of Miller, MOC and the other affiliated entities described above, all of which share common ownership and management (collectively, the "Company"). The Combination Transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests, as prescribed by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 47 because of the high degree of common ownership among, and the common control of, the combined entities. Accordingly, the accompanying combined accounts have been prepared using the historical costs and results of operations of the affiliated entities. There were no differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated.

  OTHER TRANSACTIONS COMPLETED CONCURRENTLY WITH THE OFFERING

     In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated concurrently with the Offering was the exchange by the Company of an aggregate of approximately 1.6 million shares of Common Stock for interests

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated. The combined financial statements do not include the activities of these non-affiliated interests.

     In November 1997, the Company entered into a Purchase and Sale Agreement (the "Agreement"), whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation ("AHC") for approximately $50.5 million, subject to adjustment. This purchase, contemplated by the Agreement, was consummated concurrently with the Company's Offering. This acquisition was accounted for under the purchase method of accounting. The acquisition was financed with the use of proceeds from the Offering and with new bank borrowings. The combined financial statements do not include the activities of these AHC interests.

  NATURE OF OPERATIONS

     The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in three provinces: the Mississippi Salt Basin of central Mississippi; the onshore Gulf Coast region of Texas and Louisiana; and the Michigan Basin.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  OIL AND GAS PROPERTIES

     The Company follows the full cost method of accounting and capitalizes all costs related to its exploration and development program, including the cost of nonproductive drilling and surrendered acreage. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Under this method, the proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains and losses are not recognized. The capitalized costs are amortized on an overall unit-of-production method based on total estimated proved oil and gas reserves. Additionally, certain

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES costs associated with major development projects and all costs of unevaluated leases are excluded from the depletion base until reserves associated with the projects are proved or until impairment occurs.

     To the extent that capitalized costs (net of accumulated depreciation, depletion and amortization) exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. The Company did not have any such charges against earnings during the years ended December 31, 1997, 1996 or 1995.

  INCOME TAXES

     Before consummation of the Offering, the Company and the combined affiliated entities either elected to be treated as S corporations under the Internal Revenue Code or were otherwise not taxed as entities for federal income tax purposes. The taxable income or loss has therefore been allocated to the equity owners of the Company and the combined affiliated entities. Accordingly, no provision was made for income taxes in the accompanying combined financial statements.

     Due to the use of different methods for tax and financial reporting purposes in accounting for various transactions, including intangible drilling costs and geological and geophysical costs, and for the sale of oil and gas properties, the Company has temporary differences between its tax basis and financial reporting basis. Had the Company been a taxpaying entity before consummation of the Offering, a deferred tax liability of approximately $5.4 million, $5.8 million and $5.9 million at December 31, 1997, 1996 and 1995 respectively, would have been recorded for this difference, with a corresponding reduction in retained earnings. Additionally, had the Company been a taxpaying entity before consummation of the Offering, an income tax provision (credit) of approximately $(310,000), $(10,000) and $830,000 would have been recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

  FINANCIAL INSTRUMENTS

     The fair value of short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

     The fair value of notes payable and long-term debt approximate their carrying amounts in the financial statements as the individual borrowings bear interest at floating market interest rates.

  REVENUE RECOGNITION

     Crude oil and natural gas revenues are recognized as production takes place and the sale is completed and the risk of loss transfers to a third party purchaser.

  INVENTORIES

     Inventories consist of oil field casing, tubing and related equipment for wells. Inventories are valued at the lower of cost (first-in, first-out method) or market.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are comprised of cash and U.S. Government securities with original maturities of three months or less.

  HEDGING ACTIVITIES

     In 1997, the Company began to periodically enter into hedging arrangements to manage price risks related to crude oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in crude oil and natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. Historically, gains and losses from hedging activities have not been material. During 1995 and 1996, the Company did not hedge any of its crude oil or natural gas production. As of December 31, 1997, the Company had the following volumes of open natural gas contracts:

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                                                VOLUME
          PRODUCTION PERIOD                     (MMcf)       PRICE/Mcf
          -----------------                     ------       ---------
          January 1998 . . . . . . . . . . .     0.9         $ 3.23
          February 1998. . . . . . . . . . .     0.9           2.89
          March 1998 . . . . . . . . . . . .     0.9           2.59

  EARNINGS PER SHARE

     Earnings per share has been omitted from the combined statements of operations since such information is not meaningful and the historically combined Company is not a separate legal entity with a singular capital structure. Pro forma earnings per share is presented in the "Pro Forma Data (unaudited)" section using the weighted average number of common shares outstanding after giving effect to the Combination Transaction and the Offering.

  OTHER CURRENT ASSETS

     At December 31, 1997, other current assets included a $2.5 million down payment of the purchase price to AHC at the time of the signing of the Agreement. Additionally, $0.4 million of costs directly attributable to the Offering have been deferred, and will be charged against the gross proceeds of the Offering.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform with the 1997 presentation.

  STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In general, SFAS No. 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the options granted. During 1997, 1996 and 1995, the Company did not offer any stock-based compensation to employees, therefore, this standard does not have an impact on the Company's combined financial statements (see Note 7).

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

  PRO FORMA DATA (UNAUDITED)

     The pro forma unaudited combined financial data set forth below has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom as if the Combination Transaction and the Offering occurred on January 1, 1997. The pro forma unaudited combined financial data is based on numerous assumptions and is not necessarily indicative of future results of operations. Pro forma basic and diluted earnings per share has been computed assuming that the 100 shares issued in connection with the organization of the Company, 6,929,997 shares issued in connection with the Combination Transaction and 5,562,500 shares issued in connection with the Offering have been outstanding since January 1, 1997.

                                                     FOR THE YEAR
                                                  ENDED DECEMBER 31,
                                                         1997
                                                  --------------------
                                                 (In thousands, except
                                                    per share data)
     Total operating revenues. . . . . . . . .         $25,114
     Operating income. . . . . . . . . . . . .          12,273
     Net income before income taxes. . . . . .          11,148
     Net income. . . . . . . . . . . . . . . .           8,438
     Pro forma basic and diluted earnings
      per share. . . . . . . . . . . . . . . .         $  0.68
     Weighted average number of shares
      outstanding. . . . . . . . . . . . . . .          12,493

       There were no reconciliation items required between basic and diluted earnings per share.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES the reporting periods. Accordingly, actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved oil and natural gas properties. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.


(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following components:

                                                 DECEMBER 31, DECEMBER 31,
                                                     1997         1996
                                                    ------       ------
                                                       (IN THOUSANDS)
       Joint interest receivable . . . . . .        $1,318       $1,227
       Oil and gas revenue receivable. . . .           791        1,003
       Advance billings receivable . . . . .            --           16
                                                    ------       ------
       Total accounts receivable . . . . . .        $2,109       $2,246
                                                    ======       ======

     Joint interest receivable represents exploration, development and production costs paid by the Company on behalf of joint owners in excess of amounts collected from them. At December 31, 1997 and 1996, the joint interest receivable balance due from related parties total $957,802 and $655,263, respectively.

     Oil and gas revenue receivable represents the Company's portion of revenue attributable to production that was uncollected at year end.

     Advance billings receivable represents the uncollected portion of amounts billed by the Company to joint owners in advance of when the related well costs have been incurred.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

(4)  PROPERTY AND EQUIPMENT - NET

     Property and equipment - net consists primarily of office furniture, equipment and computer software and hardware. Depreciation and amortization are calculated using straight-line and accelerated methods over the estimated useful lives of the related assets, which typically range from 5 to 20 years.

     Depreciation expense for property and equipment totaled $57,355, $54,259 and $58,827 for the years ended December 31, 1997, 1996 and 1995, respectively.


(5)  NET PRODUCTION PAYMENTS

     During 1995, the Company transferred a limited-term working interest, based on specified volumes, in certain natural gas producing properties to Miller Shale Limited Partnership ("MSLP"), an affiliated entity. Under the terms of the agreement, the Company will receive payments equal to 97% of the net profits from MSLP, as defined in the agreement, arising from the production of those properties.

     The payments received by the Company are reflected on a gross basis in the accompanying combined financial statements and the associated proved reserves also are reflected in the accompanying supplemental oil and gas disclosures to the combined financial statements.

     During 1995 and 1996, the Company also received advance cash payments from MSLP of approximately $1.4 million and $185,000, respectively. These proceeds have been recorded as deferred revenue, which will be recognized in income as the natural gas volumes under the agreement are delivered.

     The payments to be received by the Company, arising from this agreement, are collateralized by a mortgage on the respective natural gas properties.


(6)  NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1997 and 1996, the Company had a notes payable balance of approximately $4.9 million and approximately $3.9 million, respectively, which represented a borrowing against a $5.0 million bank line-of-credit bearing interest at the bank's prime rate and another $1.0 million line-of-credit, which bore interest at the bank's prime rate plus 0.25%. These notes were collateralized by the Company's reserved interest in the

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES natural gas properties discussed in Note 5. These notes were paid in full during February 1998 from the proceeds of the Offering.

     In November 1997, the Chairman of the Company loaned to MOC $2.5 million, pursuant to a promissory note with interest at the prime rate, for the purpose of making a down payment in connection with the AHC acquisition. This note was paid in full during February 1998 from the proceeds of the Offering.

     During 1996, the Company also entered into a $1.0 million term loan payable to a bank, with interest at the prime rate, maturing September 2000. At December 31, 1997 and 1996 the balance of the term-loan was approximately $0.7 million and approximately $0.9 million, respectively. The term loan was paid in full during February 1998 from the proceeds of the Offering.

     The Company also had unsecured notes payable to stockholders, with interest payable quarterly at 2% over the prime rate. The notes were due in October 2006 and were subordinate to the two notes payable and the term-loan. On December 1, 1997, these stockholders contributed the indebtedness to MOC as capital, resulting in the cancellation of the indebtedness. At December 31, 1996, the balance of the notes payable to stockholders was approximately $8.0 million. The weighted average interest rate for all of the Company's borrowings was 9.6% and 10.0% as of December 31, 1997 and 1996, respectively.

     Minimum principal payments on notes payable and long-term debt as of December 31, 1997 were as follows:

                                                  (IN THOUSANDS)
                1998. . . . . . . . . . . . . .       $7,697
                1999. . . . . . . . . . . . . .          264
                2000. . . . . . . . . . . . . .          217
                                                      ------
                                                      $8,178
                                                      ======

     In connection with the Offering, in February 1998, the Company entered into a credit facility (the "New Credit Facility") with Bank of Montreal,

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

Houston Agency ("BOM"). The New Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BOM and the other lenders under the New Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The initial borrowing base is $23.0 million and may not exceed $75.0 million. Amounts advanced under the New Credit Facility bear interest, payable quarterly, at either (i) BOM's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The New Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments, and mergers and consolidations. The obligations of the Company under the New Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and gas properties. The Company borrowed $15.0 million under the New Credit Facility to complete the Combination Transaction, and to repay all other outstanding indebtedness described above.


(7)  COMMITMENTS AND CONTINGENCIES

  LEASING ARRANGEMENTS

     The Company leases its office building in Traverse City, Michigan from a related party. The lease term is for five years beginning in 1996 and contains an annual 4% escalation clause. The Company also leases office space in Houston, Texas. In September 1997, the Company signed into a new lease agreement in Houston for five additional years.

     Future minimum lease payments required of the Company for years ending December 31, are as follows:

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                                                   (IN THOUSANDS)
                1998 . . . . . . . . . . . . . . .      $128
                1999 . . . . . . . . . . . . . . .       132
                2000 . . . . . . . . . . . . . . .       135
                2001 . . . . . . . . . . . . . . .       103
                2002 . . . . . . . . . . . . . . .        53
                Thereafter . . . . . . . . . . . .         9
                                                        ----
                                                        $560
                                                        ====

     Total net rent expense under these lease arrangements was $103,464, $59,735 and $18,009 for the years ended December 31, 1997, 1996 and 1995, respectively.

  EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) savings plan (the "Plan") covering substantially all eligible employees. The Plan provides for discretionary matching contributions by the Company. Contributions charged against operations totaled $64,348, $42,278 and $38,714 for the years ended December 31, 1997, 1996 and 1995, respectively.

  TAX CREDIT AND ROYALTY PARTICIPATION PROGRAMS

     Various employees were eligible to participate in the Company's Tax Credit and Royalty Participation Programs, which were designed to provide incentive for certain key employees of the Company. Under the programs, the employees were entitled to receive cash payments from the Company, based on overriding royalty working interests, fees, reimbursements and other financial items. These payments to the employees, which have been charged against operations, totaled $134,916, $116,236 and $139,365 for the years ended December 31, 1997, 1996 and 1995, respectively. These programs were terminated upon the consummation of the Offering (see Note 15).

  STOCK OPTIONS AND RESTRICTED STOCK

     During 1997, the Company adopted the 1997 Stock Option Plan. The Board of Directors contemplates that the 1997 Stock Option Plan primarily will be

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES used to grant stock options. However, the 1997 Stock Option Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Stock Option Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Stock Option Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 1,200,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Stock Option Plan. Upon consummation of the Offering in February 1998, a total of 577,850 Incentive Awards were granted by the Company to directors, corporate officers and other full-time employees of the Company. Additionally, upon consummation of the Offering, 109,500 restricted shares were transferred to certain employees. At the time of the issuance of the restricted shares, compensation expense of approximately $0.9 million was deferred. The restricted shares will begin to vest at cumulative increments of one-half of the total number of restricted shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the restricted shares are subject to the risk of forfeiture during the vesting period, compensation expense (equivalent to the Offering price per share of $8.00) will be recognized ratably over the two-year vesting period as the risk of forfeiture passes.

     Also in February 1998, the Company made a one-time grant of an aggregate of 272,500 stock options to certain officers pursuant to the terms of stock option agreements entered into between the Company and the officers.

  OTHER

     In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations.


(8)  RELATED PARTY TRANSACTIONS

     In July 1996, the Company sold the building it occupies to a related party and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement (see Note 7). The Company realized

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES a gain on the sale of the property of approximately $160,000. This gain was deferred and is being amortized in proportion to the gross rental charges under the operating lease.

     The Company provides technical and administrative services to a corporation controlled by a related party. In connection with this arrangement, $200,000, $100,000 and $50,000 were recognized as management fee income (see Note 12) for the years ended December 31, 1997, 1996 and 1995, respectively.


(9)  LAWSUIT SETTLEMENT

     In November 1995, the Company received approximately $3.5 million as its respective share of an inverse condemnation lawsuit settlement which is reported in the 1995 combined statement of operations.


(10) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS TO CREDIT RISK

  OFF-BALANCE SHEET RISK

     The Company does not consider itself to have any material financial instruments with off-balance sheet risks.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution in which these deposits exceed the Federally insured amount.

     The Company extends credit to various companies in the oil and gas industry in the normal course of business. Within this industry, certain concentrations of credit risk exist. The Company, in its role as operator of co-owned properties, assumes responsibility for payment to vendors for goods and services related to joint operations and extends credit to co-owners of these properties.

     This concentration of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. The Company periodically monitors its customers' and co-owners' financial conditions.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

(11) NON-CASH FINANCING ACTIVITIES

     During 1996, the Company transferred $1.0 million of its outstanding note payable balance to a five-year term-loan, as more fully discussed in
Note 6. This non-cash financing activity has been excluded from the combined statement of cash flows.

     During 1997, the stockholders contributed approximately $7.6 million of notes payable to MOC as capital, as more fully disclosed in Note 6. This non-cash financing activity has been excluded from the combined statement of cash flows.


(12) OTHER OPERATING REVENUES

     The majority of the other operating revenues are reimbursements for general and administrative activities that the Company performs on behalf of other companies in the oil and gas industry. All other management fees that were earned for exploration and development activities have been credited to oil and gas property costs.


(13) SIGNIFICANT CUSTOMERS

     Revenues from certain customers accounted for more than 10% of total crude oil and natural gas sales as follows:

                                                FOR THE YEAR ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                              1997     1996     1995
                                              ----     ----     ----
          Amerada Hess Corporation . . . .     39%      51%      44%
          Dan A. Hughes Company  . . . . .     30%      19%       7%
          Muskegon Development Co. . . . .     27%      24%      37%

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

(14) NEW ACCOUNTING STANDARDS

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each of which will require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have any effect on its financial position, liquidity or results of operations.


(15) SUBSEQUENT EVENTS

     On February 9, 1998, the Company completed the Offering of its Common Stock and concurrently completed the Combination Transaction. On that date, the Company sold 5,500,000 shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 62,500 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters' over-allotment option.


(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following information was prepared in accordance with the Supplemental Disclosure Requirements of SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

     Proved reserves represent estimated quantities of natural gas and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

     Proved developed reserves are proved reserves expected to be recovered, through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

     The following estimates of proved reserves and future net cash flows as of December 31, 1997 and 1996 have been prepared by S.A. Holditch and Associates (as to Michigan reserves) and Miller and Lents, Ltd. (as to non-Michigan reserves), independent petroleum engineers. Estimates as of December 31, 1995 and 1994 have been prepared by the Company's petroleum engineers. All of the Company's reserves are located in the United States.

  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     The following table sets forth the Company's net proved and proved developed reserves at December 31 for each of the three years in the period ended December 31, 1997, and the changes in the net proved reserves for each of the three years in the period then ended as estimated by petroleum engineers for the respective periods as described in the preceding paragraph:

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                                                                                     TOTAL
                                                                            ------------------------
                                                                            OIL (MBbl)    GAS (MMcf)
                                                                            ----------    ----------
        Estimated Proved Reserves
            December 31, 1994. . . . . . . . . . . . . . . . . . .            191.7       18,458.1
                Revisions and other changes. . . . . . . . . . . .           (114.5)      (7,491.2)
                Extensions and discoveries . . . . . . . . . . . .            102.0        6,134.4
                Production . . . . . . . . . . . . . . . . . . . .            (31.6)      (1,324.0)
                Sales of reserves. . . . . . . . . . . . . . . . .            (12.6)         (15.1)
                                                                             ------       --------
            December 31, 1995. . . . . . . . . . . . . . . . . . .            135.0       15,762.2
                Revisions and other changes. . . . . . . . . . . .             40.3        2,054.0
                Extensions and discoveries . . . . . . . . . . . .            514.9          553.7
                Purchase of reserves . . . . . . . . . . . . . . .               --        1,016.1
                Production . . . . . . . . . . . . . . . . . . . .            (46.5)      (2,030.0)
                                                                             ------       --------
            December 31, 1996. . . . . . . . . . . . . . . . . . .            643.7       17,356.0
                Revisions and other changes. . . . . . . . . . . .            161.6       (1,129.5)
                Extensions and discoveries . . . . . . . . . . . .             10.6        3,629.8
                Production . . . . . . . . . . . . . . . . . . . .            (47.4)      (2,241.2)
                                                                             ------       --------
            December 31, 1997. . . . . . . . . . . . . . . . . . .            768.5       17,615.1

        Estimated Proved Developed Reserves
                December 31, 1995. . . . . . . . . . . . . . . . .             55.8       12,625.5
                                                                             ======       ========

                December 31, 1996. . . . . . . . . . . . . . . . .            121.0       15,221.2
                                                                             ======       ========

                December 31, 1997. . . . . . . . . . . . . . . . .            130.2       13,964.4
                                                                             ======       ========

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES and production volumes estimated by the Company's petroleum engineers. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The future cash flows presented below are based on sales prices and cost rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed and actual prices realized and costs incurred may vary significantly from those used.

     Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

     The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company's crude oil and natural gas reserves at December 31, 1997, 1996 and 1995:

                                                                1997         1996        1995
                                                                ----         ----        ----
                                                                        (IN THOUSANDS)
        Future revenues <Fa> . . . . . . . . . . . . . . .    $ 54,896     $ 74,300    $ 56,792
        Future production costs <Fb> . . . . . . . . . . .     (19,091)     (21,326)    (18,278)
        Future development costs <Fb>. . . . . . . . . . .      (5,300)      (4,348)     (1,711)
                                                              --------     --------    --------
        Future net cash flows. . . . . . . . . . . . . . .      30,505       48,626      36,803
        Discount to present value at 10% annual rate . . .     (10,571)     (18,561)    (14,449)
                                                              --------     --------    --------
        Standardized measure of discounted future net
          cash flows <Fc>. . . . . . . . . . . . . . . . .    $ 19,934     $ 30,065    $ 22,354
                                                              ========     ========    ========
-------------


            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

            NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


<Fa> Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.
<Fb> Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.
<Fc> Does not include income taxes as the Company was not subject to federal income taxes until consummation of the Offering in February 1998. Had the Company been subject to federal income taxes, the pro forma Standardized Measure of Discounted Future Net Cash Flows at December 31, 1997 would have been $13,977.

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following table sets forth the changes in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 1997, 1996 and 1995:

                                                                 1997        1996         1995
                                                                 ----        ----         ----
                                                                        (IN THOUSANDS)
        New discoveries. . . . . . . . . . . . . . . . . .     $  4,059     $ 6,318     $ 11,786
        Purchase of reserves . . . . . . . . . . . . . . .           --       1,102           --
        Sales of reserves in place . . . . . . . . . . . .           --          --         (127)
        Revisions to reserves. . . . . . . . . . . . . . .          350       7,887      (16,759)
        Sales, net of production costs . . . . . . . . . .       (5,305)     (5,592)      (2,685)
        Changes in prices. . . . . . . . . . . . . . . . .      (22,280)       (184)      27,251
        Accretion of discount. . . . . . . . . . . . . . .        3,006       2,235        1,619
        Changes in timing of production and other. . . . .       10,039      (4,055)     (14,920)
                                                               --------     -------     --------
        Net change during the year . . . . . . . . . . . .     $(10,131)    $ 7,711     $  6,165
                                                               ========     =======     ========

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

  CAPITALIZED COST RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 1997 and 1996:

                                                                   1997            1996
                                                                   ----            ----
                                                                      (IN THOUSANDS)
        Proved properties . . . . . . . . . . . . . . . . .      $ 29,324        $ 27,883
        Unproved properties . . . . . . . . . . . . . . . .         7,069           2,811
                                                                 --------        --------
                                                                   36,393          30,694
        Less Accumulated depreciation, depletion
          and amortization. . . . . . . . . . . . . . . . .       (12,425)         (9,962)
                                                                 --------        --------
                                                                 $ 23,968        $ 20,732
                                                                 ========        ========

  COST INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     The acquisition, exploration and development costs disclosed in the following tables are in accordance with definitions in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses, additions to exploration wells in progress and depreciation of support equipment used in exploration activities. Development costs include additions to production facilities and equipment, additions to development wells in progress and related facilities and depreciation of support equipment and related facilities used in development activities.

     The following table sets forth costs incurred related to the Company's oil and gas activities for the years ended December 31:

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

                                                                 1997      1996<Fa>      1995
                                                                 ----      --------      ----
                                                                        (IN THOUSANDS)
        Property acquisition costs. . . . . . . . . . . .       $4,577      $2,264      $1,123
        Exploration costs . . . . . . . . . . . . . . . .        2,226       2,340       2,130
        Development costs . . . . . . . . . . . . . . . .        2,019       1,580       3,070
                                                                ------      ------      ------
            Total . . . . . . . . . . . . . . . . . . . .       $8,822      $6,184      $6,323
                                                                ======      ======      ======
----------

<Fa> Includes $757 for the acquisition of proved producing properties.

  RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995. The results of operations below do not include general and administrative expenses, general taxes and interest expense.

                                                                 1997        1996        1995
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
        Operating Revenues-
            Natural gas . . . . . . . . . . . . . . . . . .     $5,819      $5,614      $2,748
            Crude oil and condensate. . . . . . . . . . . .        964       1,101         715
                                                                ------      ------      ------
               Total operating revenues . . . . . . . . . .      6,783       6,715       3,463
                                                                ------      ------      ------
        Operating expenses-
            Lease operating expenses and production taxes .      1,478       1,123         777
            Depreciation, depletion and amortization. . . .      2,520       2,629       1,666
                                                                ------      ------      ------
               Total operating expenses . . . . . . . . . .      3,998       3,752       2,443
                                                                ------      ------      ------
        Results of operations . . . . . . . . . . . . . . .     $2,785      $2,963      $1,020
                                                                ======      ======      ======

            MILLER EXPLORATION COMPANY AND AFFILIATED ENTITIES

UNAUDITED QUARTERLY FINANCIAL INFORMATION
                                                          QUARTER ENDED
                                       ----------------------------------------------------
                                       MARCH 31       JUNE 30       SEPT. 30        DEC. 31
                                       --------       -------       --------        -------
                                                          (In thousands)
1997

Total Operating Revenues . . . . .      $2,308        $1,539         $1,572         $1,993

Operating Income (Loss). . . . . .         903           115            259            (49)

Net Income (Loss). . . . . . . . .         721           (93)          (253)          (347)

1996

Total Operating Revenues . . . . .      $1,440        $1,622         $1,868         $2,180

Operating Income . . . . . . . . .         288           382            677            420

Net Income . . . . . . . . . . . .          81           125            352             70

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Miller Exploration Company:

     We have audited the accompanying historical statements of revenues and direct operating expenses of the Miller Exploration Company Acquired Properties identified in Note 1 ("Historical Summaries") for each of the three years in the period ended December 31, 1997. The Historical Summaries are the responsibility of Miller Exploration Company's management. Our responsibility is to express an opinion on the Historical Summaries based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Historical Summaries are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the Historical Summaries. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Historical Summaries. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying Historical Summaries were prepared for the purpose of complying with the Securities and Exchange Commission's rules for inclusion in Form 10-K as described in Note 1 and is not intended to be a complete presentation of the Miller Exploration Company Acquired
Properties' revenues and expenses.

     In our opinion, the Historical Summaries present fairly, in all material respects, the revenues and direct operating expenses of the Miller Exploration Company Acquired Properties for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
March 13, 1998

              MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES

                   HISTORICAL STATEMENTS OF REVENUES AND
                         DIRECT OPERATING EXPENSES
                                                                         FOR THE YEAR ENDED
                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                   1997         1996         1995
                                                                   ----         ----         ----
                                                                          (IN THOUSANDS)
REVENUES:
    Natural gas. . . . . . . . . . . . . . . . . . . . . . .      $15,086      $15,232      $3,810
    Crude oil and condensate . . . . . . . . . . . . . . . .        2,822        4,037       2,274
                                                                  -------      -------      ------
Total revenues . . . . . . . . . . . . . . . . . . . . . . .       17,908       19,269       6,084

DIRECT OPERATING EXPENSES:
    Lease operating expenses and severance taxes . . . . . .        1,024        1,153         388
                                                                  -------      -------      ------

REVENUES IN EXCESS OF DIRECT OPERATING
  EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . .      $16,884      $18,116      $5,696
                                                                  =======      =======      ======


     The accompanying notes are an integral part of these statements.

              MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES

              NOTES TO HISTORICAL STATEMENTS OF REVENUES AND
                         DIRECT OPERATING EXPENSES

(1) BASIS OF PRESENTATION

     The accompanying statements of revenues and direct operating expenses of the oil and natural gas producing properties represent the interests in certain producing properties historically owned by several unrelated investors and by the Amerada Hess Corporation ("AHC") (collectively, the "Acquired Properties"). The interests in the unrelated investors' properties were exchanged for shares of common stock of Miller Exploration Company (the "Company") concurrently with the Company's initial public offering. The interests in the AHC properties were acquired by the Company for approximately $50.5 million, subject to adjustment, as part of a Purchase and Sale Agreement between the Company and AHC. All of these Acquired Properties are part of the Company's Combination Transaction, as defined elsewhere in this filing.

     The accompanying statements of revenues and direct operating expenses for each of the three years in the period ended December 31, 1997 do not include general and administrative expenses, interest income or expense, a provision for depreciation, depletion and amortization or any provision for income taxes. This is because these types of indirect operating costs are not available for these properties as the properties have not been maintained as a separate pool or business. In addition, historical expenses are not necessarily indicative of the costs to be incurred by the Company since these Acquired Properties will be recorded using a new cost basis (under the purchase method of accounting).

     Historical financial information reflecting the financial position, results of operations and cash flows of the Acquired Properties are not presented because the entire acquisition cost will be assigned to the oil and gas property interests. Accordingly, the historical statements of revenues and direct operating expenses have been presented in lieu of the financial statements required under Rule 3-05 and Staff Accounting Bulletin No. 80 of the Securities and Exchange Commission Regulations S-X.

(2) SUPPLEMENTAL FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (UNAUDITED)

     Reserve information and future net cash flows as of December 31, 1997 and 1996 are based on reports prepared by Miller and Lents, Ltd., independent petroleum engineers for the Company, using prices and costs in effect at each year-end. Estimates as of December 31, 1995 and 1994 have been presented by the Company's petroleum engineers. All of the Acquired Properties' reserves are located in the United States.

              MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES

              NOTES TO HISTORICAL STATEMENTS OF REVENUES AND
                   DIRECT OPERATING EXPENSES-(CONTINUED)

     Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Listed below are the net quantities of proved reserves and proved developed reserves for the Acquired Properties.

                                                                           OIL (MBbls)    GAS (MMcf)
                                                                           -----------    ----------
        Proved reserve at December 31, 1994. . . . . . . . . . . .            521.6       12,813.3
        Extensions and discoveries . . . . . . . . . . . . . . . .            814.4       35,467.1
        Revisions and other changes. . . . . . . . . . . . . . . .           (392.7)      (5,927.4)
        Production . . . . . . . . . . . . . . . . . . . . . . . .           (132.8)      (2,789.7)
                                                                             ------       --------

        Proved reserves at December 31, 1995 . . . . . . . . . . .            810.5       39,563.3
        Extensions and discoveries . . . . . . . . . . . . . . . .            173.8        1,640.7
        Revisions and other changes. . . . . . . . . . . . . . . .            (84.9)       4,156.3
        Production . . . . . . . . . . . . . . . . . . . . . . . .           (189.1)      (6,322.5)
                                                                             ------       --------

        Proved reserves at December 31, 1996 . . . . . . . . . . .            710.3       39,037.8
        Extensions and discoveries . . . . . . . . . . . . . . . .             21.5        1,326.6
        Revisions and other changes. . . . . . . . . . . . . . . .           (171.2)      (1,369.1)
        Production . . . . . . . . . . . . . . . . . . . . . . . .           (159.4)      (6,057.0)
                                                                             ------       --------

        Proved reserves at December 31, 1997 . . . . . . . . . . .            401.2       32,938.3
                                                                             ======       ========

        Proved developed reserves at December 31, 1995 . . . . . .            693.7       29,996.3
                                                                             ======       ========

        Proved developed reserves at December 31, 1996 . . . . . .            413.6       22,268.7
                                                                             ======       ========

        Proved developed reserves at December 31, 1997 . . . . . .            321.9       23,779.6
                                                                             ======       ========

              MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES

              NOTES TO HISTORICAL STATEMENTS OF REVENUES AND
                   DIRECT OPERATING EXPENSES-(CONTINUED)

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

     The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" ("Standardized Measure") is a disclosure requirement under SFAS No. 69. The Standardized Measure does not purport to present the fair market value of the proved oil and natural gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future net cash inflows were discounted using a 10% annual discount rate to arrive at the Standardized Measure. The following Standardized Measure and changes in the Standardized Measure are based on the reserve estimates done at December 31, 1997, 1996 and 1995 on the basis of prices and costs at those respective dates.

     Set forth below is the Standardized Measure relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995:

                                                                     1997         1996         1995
                                                                     ----         ----         ----
                                                                             (IN THOUSANDS)
Future revenues <Fa>. . . . . . . . . . . . . . . . . . . . . .    $ 80,277     $141,946     $132,785
Future production costs <Fb>. . . . . . . . . . . . . . . . . .     (16,739)     (23,164)     (19,874)
Future development costs <Fb> . . . . . . . . . . . . . . . . .      (6,073)      (7,631)      (7,588)
                                                                   --------     --------     --------
Future net cash flows . . . . . . . . . . . . . . . . . . . . .      57,465      111,151      105,323
Discount to present value at 10% annual rate. . . . . . . . . .     (14,198)     (24,880)     (24,976)
                                                                   --------     --------     --------
Standardized measure of discounted future net cash flows <Fc> .    $ 43,267     $ 86,271     $ 80,347
                                                                   ========     ========     ========
------------




              MILLER EXPLORATION COMPANY ACQUIRED PROPERTIES

              NOTES TO HISTORICAL STATEMENTS OF REVENUES AND
                   DIRECT OPERATING EXPENSES-(CONTINUED)

<Fa> Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.
<Fb> Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.
<Fc> Does not include income taxes as the Company was not subject to federal income taxes until consummation of the Offering in February 1998. Had the Company been subject to federal income taxes, the pro forma Standardized Measure at December 31, 1997 would have been $32,641.

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

     The following is an analysis of the changes in the Standardized Measure during 1997, 1996 and 1995:

                                                                    1997         1996         1995
                                                                    ----         ----         ----
                                                                            (IN THOUSANDS)
New discoveries . . . . . . . . . . . . . . . . . . . . . . .     $  1,938     $  3,656     $ 34,965
Revisions to reserves . . . . . . . . . . . . . . . . . . . .       (8,762)      12,315      (17,945)
Sales, net of production costs. . . . . . . . . . . . . . . .      (16,884)     (18,116)      (5,696)
Changes in prices . . . . . . . . . . . . . . . . . . . . . .      (42,094)      (6,626)      21,400
Accretion of discount . . . . . . . . . . . . . . . . . . . .        8,627        8,035        2,178
Changes in timing and other . . . . . . . . . . . . . . . . .       14,171        6,660       23,667
                                                                  --------     --------     --------
Net change during the year. . . . . . . . . . . . . . . . . .     $(43,004)    $  5,924     $ 58,569
                                                                  ========     ========     ========

               UNAUDITED PRO FORMA COMBINED FINANCIAL DATA

     The pro forma unaudited combined financial data set forth below has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." The pro forma unaudited statement of operations for the year ended December 31, 1997 was prepared on the basis that the Combination Transaction and the Offering occurred on January 1, 1997. The pro forma unaudited balance sheet as of December 31, 1997 was prepared on the basis that the Combination Transaction and the Offering occurred on December 31, 1997. Pro forma data give effect to the revenues and direct operating expenses of the properties acquired from the non-affiliated participants in the Combination Transaction (the "Acquired Properties"). In addition, the pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma combined financial statements and are not necessarily indicative of the results of future operations of the Company. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements.

                UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                                             PRO
                                           COMBINED      ACQUIRED     PRO FORMA             FORMA
                                           COMPANY      PROPERTIES   ADJUSTMENTS           COMBINED
                                           --------     ----------   -----------           --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
        Natural gas. . . . . . . . . .     $ 5,819       $15,086       $  (131) <Fa>       $20,774
        Crude oil and condensate . . .         964         2,822           (75) <Fa>         3,711
        Other operating expenses . . .         629                                             629
                                           -------       -------       -------             -------
                                             7,412        17,908          (206)             25,114
Operating Expenses:
        Lease operating expenses and
           production taxes. . . . . .       1,478         1,024           (79) <Fa>         2,423
        Depreciation, depletion and
           amortization. . . . . . . .       2,520                       5,292  <Fb>         7,812
        General and administrative . .       2,186                         420  <Fc>         2,606
                                           -------       -------       -------             -------
                                             6,184         1,024         5,633              12,841
                                           -------       -------       -------             -------
Operating income . . . . . . . . . . .       1,228        16,884        (5,839)             12,273
                                           -------       -------       -------             -------

Interest expense . . . . . . . . . . .      (1,200)                         75  <Fd>        (1,125)
                                           -------       -------       -------             -------

Income before income taxes . . . . . .          28        16,884        (5,764)             11,148

Provision for income taxes . . . . . .          --            --        (2,710) <Fe>         2,710
                                           -------       -------       -------             -------

Net income . . . . . . . . . . . . . .     $    28       $16,884       $(8,474)            $ 8,438
                                           =======       =======       =======             =======
Basic and diluted earnings per
  common share . . . . . . . . . . . .                                                     $  0.68
                                                                                           =======
Weighed average common shares
  outstanding. . . . . . . . . . . . .                                  12,493  <Ff>        12,493
                                                                       =======             =======

                     UNAUDITED PRO FORMA BALANCE SHEET
                          AS OF DECEMBER 31, 1997
                                                         COMBINED       PRO FORMA            PRO FORMA
                         ASSETS                          COMPANY       ADJUSTMENTS           COMBINED
                                                         --------      -----------           ---------
                                                                     (In thousands)
Current Assets:
        Cash. . . . . . . . . . . . . . . . . . .        $    146       $ 41,385  <Fg>       $  3,353
                                                                          15,000  <Fh>
                                                                          (8,178) <Fi>
                                                                         (45,000) <Fj>
        Accounts receivable . . . . . . . . . . .           2,109                               2,109
        Inventories and prepaid expenses. . . . .              87                                  87
        Advances to operators . . . . . . . . . .             907                                 907
        Other current assets. . . . . . . . . . .           2,936           (436) <Fg>             --
                                                                          (2,500) <Fj>
                                                         --------       --------             --------
                                                            6,185            271                6,456
                                                         --------       --------             --------
Oil and gas properties, net . . . . . . . . . . .          23,968         50,500  <Fj>         86,731
                                                                          12,770  <Fk>
                                                                            (507) <Fl>
Property and equipment, net . . . . . . . . . . .             275                                 275
                                                         --------       --------             --------
        Total assets. . . . . . . . . . . . . . .        $ 30,428       $ 63,034             $ 93,462
                                                         ========       ========             ========


                LIABILITIES AND EQUITY

Current Liabilities:
        Notes payable . . . . . . . . . . . . . .        $  7,454       $ (7,454) <Fi>       $     --
        Current portion of long-term debt . . . .             243           (243) <Fi>             --
        Accounts payable. . . . . . . . . . . . .           4,159            564  <Fg>          4,723
        Accrued interest. . . . . . . . . . . . .              50                                  50
        Other accrued expenses. . . . . . . . . .             264                                 264
                                                         --------       --------             --------
                  . . . . . . . . . . . . . . . .          12,170         (7,133)               5,037
                                                         --------       --------             --------
Long-term debt  . . . . . . . . . . . . . . . . .             481           (481) <Fi>             --
New credit facility . . . . . . . . . . . . . . .              --         15,000  <Fh>         15,000
Deferred revenue. . . . . . . . . . . . . . . . .           1,664                               1,664
Other non-current liabilities . . . . . . . . . .              --          3,000  <Fj>          3,000
Deferred income taxes . . . . . . . . . . . . . .              --          2,030  <Fk>          7,465
                                                                           5,435  <Fm>


Equity:
        Preferred stock . . . . . . . . . . . . .              --                                  --
        Common stock. . . . . . . . . . . . . . .              --             55  <Fg>            124
                                                                              69  <Fk>
        Additional paid-in capital. . . . . . . .              --         40,330  <Fg>         61,172
                                                                          10,671  <Fk>
                                                                            (507) <Fl>
                                                                          (5,435) <Fm>
                                                                          16,113
        Combined equity . . . . . . . . . . . . .           8,588         (8,588)                  --
        Retained earnings . . . . . . . . . . . .           7,525         (7,525)                  --
                                                         --------       --------             --------
        Total equity. . . . . . . . . . . . . . .          16,113         45,183               61,296
                                                         --------       --------             --------
                Total liabilities and equity. . .        $ 30,428       $ 63,034             $ 93,462
                                                         ========       ========             ========
----------

Notes to unaudited pro forma combined financial data:
<Fa> To reflect the elimination of operating results from certain non-
     strategic oil and natural gas assets that were sold by the Company prior to the Combination Transaction.
<Fb> To reflect the estimated additional depreciation, depletion and amortization expense resulting from the acquisition of the Acquired Properties and the sale of certain non-strategic assets using the unit-of-production method applied to the basis of the properties acquired and sold.
<Fc> To reflect estimated incremental general and administrative expenses expected to be incurred as a direct result of increased operations after the Combination Transaction. Such expenses are primarily from increased salaries and additional new employees to perform administrative and operational activities ($0.5 million per year) and the elimination of the Royalty Participation Program ($0.1 million per year). Excluded from this amount is $275,000 of non-recurring bonuses paid to certain employees of the Company in connection with the consummation of the Offering.
<Fd> To reflect the reduction in interest expense attributable to MOC shareholder notes being contributed in connection with the Combination Transaction, resulting in the cancellation of the indebtedness, the cancellation of other indebtedness with the use of proceeds from the Offering (see (i) below) and the increase in interest expense from the new borrowing under the New Credit Facility (see (h) below).
<Fe> Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. Upon the consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109,


     "Accounting for Income Taxes." If the Combination Transaction had been consummated for the periods presented, such charge would have been approximately $5.4 million. The ultimate amount of the recorded charge is dependent upon a number of factors and cannot be determined until consummation of the Combination Transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."
<Ff> To reflect the issuance of Common Stock in exchange for certain of the
     Combined Assets in the Combination Transaction and the issuance of Common Stock in the Offering.
<Fg> To reflect the estimated net proceeds of the Offering.
<Fh> To reflect borrowings under the New Credit Facility to fund the purchase price for the cash portion of the Combination Transaction.
<Fi> To reflect the use of proceeds to repay certain outstanding indebtedness.
<Fj> To reflect the purchase price for the cash portion of the Combination
     Transaction and the associated cash payment due at the time of the Combination Transaction and other non-current liabilities necessary to finance this portion of the Combination Transaction.
<Fk> To reflect the fair value of the Combined Assets contributed by the unaffiliated entities in the Combination Transaction, a deferred tax liability in accordance with SFAS No.109, "Accounting for Income Taxes," for the difference between the financial reporting basis and the tax basis of the Combined Assets contributed and the exchange of Common Stock for certain of these assets.
<Fl> To reflect the reduction in the cost basis of the non-strategic properties sold prior to consummation of the Combination Transaction, and the payment of these proceeds to MOC's existing shareholders.
<Fm> To reflect a deferred tax liability in accordance with SFAS No. 109,
     "Accounting for Income Taxes," for the difference between the financial reporting basis and the tax basis of the Company, after consummation of the Combination Transaction.
     To reflect the reclassification of combined equity and the reclassification of retained earnings as additional paid-in capital, upon MOC's termination of its S corporation status.















                               EXHIBIT INDEX


Exhibit No.                             Description


  2.1 Exchange and Combination Agreement dated November 12, 1997. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  2.2(a) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  2.2(b) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  2.2(c) Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  2.3(a) Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  2.3(b) First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  4.1       Certificate of Incorporation. See Exhibit 3.1.

  4.2       Bylaws. See Exhibit 3.2.



  4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.1(a)   Stock Option and Restricted Stock Plan of 1997.<F+><F*>

  10.1(b)   Form of Stock Option Agreement.<F+><F*>

  10.1(c)   Form of Restricted Stock Agreement.<F+><F*>

  10.2 Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F+>

  10.3 Form of Employment Agreement for Kelly E. Miller, William J. Baumgartner, Lew P. Murray and Charles A. Morrison.
            Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F+>

  10.4 Lease Agreement between Miller Oil Corporation and C.E. and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.5 Letter Agreement dated November 10, 1997, between Miller Oil Corporation and C.E. Miller, regarding sale of certain assets. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.6 Amended Service Agreement dated January 1, 1997, between Miller Oil Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.7 Form of Registration Rights Agreement (included as Exhibit E to Exhibit 2.1). Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.8 Consulting Agreement dated June 1, 1996 between Miller Oil Corporation and Frank M. Burke, Jr., with amendment.
            Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.




  10.9 $2,500,000 Promissory Note dated November 26, 1997 between Miller Oil Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.10 Form of Indemnification and Contribution Agreement among the Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.11 Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998.<F*>

  10.12 Guaranty Agreement by Miller Exploration Company in favor of Bank of Montreal dated February 9, 1998.<F*>

  10.13 $75,000,000 Promissory Note of Miller Oil Corporation to Bank of Montreal dated February 9, 1998.<F*>

  10.14 Mortgage (Michigan) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

  10.15 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

  10.16 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Texas) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998.<F*>

  11.1      Computation of Earnings per Share.<F*>

  21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  23.1      Consent of S.A. Holditch & Associates.<F*>

  23.2      Consent of Miller and Lents, Ltd.<F*>

  24.1      Limited Power of Attorney.<F*>

  27.1      Financial Data Schedule.<F*>
____________________
<F*> Filed herewith.
<F+> Management contract or compensatory plan or arrangement.

                                      -3-
