Form 10-Q
period 1998-03-31
MILLER EXPLORATION CO
filed 1998-05-15
CIK 1048740

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
=============================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934






             For the Quarter Ended          Commission File Number
                MARCH 31, 1998                      0-23431


                        MILLER EXPLORATION COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                        38-3379776
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

            3104 LOGAN VALLEY ROAD
            TRAVERSE CITY, MICHIGAN                49685-0348
   (Address of Principal Executive Offices)        (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (616) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   __X__                           No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                       MAY 15, 1998

         Common stock, $.01 par value          12,492,597 shares


=============================================================================

                        MILLER EXPLORATION COMPANY

                             TABLE OF CONTENTS

                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .  3

     Consolidated Statements of Operations--
     Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . . .  3

     Consolidated Balance Sheets--
     March 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . .  4

     Consolidated Statement of Equity--
     Three Months Ended March 31, 1998 . . . . . . . . . . . . . . . . .  5

     Consolidated Statements of Cash Flows--
     Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . . .  6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . .  7

     Pro Forma Statements of Operations--
     Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . . . 13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . .  . . . . . . . . . . . . . . . . 14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 19

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . 19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MILLER EXPLORATION COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                            ------------------------------
                                                               1998                1997
                                                            ----------         -----------
                                                                                  (NOTE 1)
REVENUES:
    Natural gas . . . . . . . . . . . . . . . . . . . . .   $    3,589         $      1,822
    Crude oil and condensate. . . . . . . . . . . . . . .          453                  283
    Other operating revenues. . . . . . . . . . . . . . .          194                  203
                                                            ----------         ------------
        Total operating revenues. . . . . . . . . . . . .        4,236                2,308
                                                            ----------         ------------
OPERATING EXPENSES:
    Lease operating expenses and production taxes . . . .          647                  350
    Depreciation, depletion and amortization  . . . . . .        2,501                  670
    General and administrative  . . . . . . . . . . . . .        1,049                  385
                                                            ----------         ------------
        Total operating expenses. . . . . . . . . . . . .        4,197                1,405
                                                            ----------         ------------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .           39                  903
                                                            ----------         ------------
INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . .         (236)                (182)
                                                            ----------         ------------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .         (197)                 721
                                                            ----------         ------------
INCOME TAX PROVISION (Note 2) . . . . . . . . . . . . . .        5,384
                                                            ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .   $   (5,581)        $        721
                                                            ==========         ============
EARNINGS (LOSS) PER SHARE (Note 4). . . . . . . . . . . .
    Basic . . . . . . . . . . . . . . . . . . . . . . . .   $    (0.79)
                                                            ==========
    Diluted . . . . . . . . . . . . . . . . . . . . . . .   $    (0.78)
                                                            ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                      -3-

                        MILLER EXPLORATION COMPANY

                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)

                                                                     AS OF MARCH 31,    AS OF DECEMBER 31,
                                                                          1998                1997
                                                                     --------------     -----------------
                                                                      (UNAUDITED)           (NOTE 1)
                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . .    $    2,471          $      146
     Accounts receivable . . . . . . . . . . . . . . . . . . . . .         4,063               2,109
     Inventories, prepaids and advances to operators . . . . . . .           716                 994
     Other current assets. . . . . . . . . . . . . . . . . . . . .            --               2,936
                                                                      ----------          ----------
         Total current assets  . . . . . . . . . . . . . . . . . .         7,250               6,185
                                                                      ----------          ----------
OIL AND GAS PROPERTIES--at cost (full cost method):
     Proved oil and gas properties . . . . . . . . . . . . . . . .        72,885              29,324
     Unproved oil and gas properties . . . . . . . . . . . . . . .        34,599               7,069
     Less-Accumulated depreciation, depletion and amortization . .       (14,903)            (12,425)
                                                                      ----------          ----------
         Net oil and gas properties  . . . . . . . . . . . . . . .        92,581              23,968
                                                                      ----------          ----------
PROPERTY AND EQUIPMENT--NET. . . . . . . . . . . . . . . . . . . .           396                 275
                                                                      ----------          ----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .    $  100,227          $   30,428
                                                                      ==========          ==========

               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Notes payable and current portion of long-term debt . . . . .    $   18,000          $    7,697
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         8,431               3,870
     Other accrued expenses. . . . . . . . . . . . . . . . . . . .           747                 603
                                                                      ----------          ----------
         Total current liabilities . . . . . . . . . . . . . . . .        27,178              12,170
                                                                      ----------          ----------
NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,500                 481

DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .         7,927                  --

DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . . . . . . .         1,651               1,664




COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
     Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding . . . . . . . . . . . . . . . . . . . . .           --                  --
     Common stock, $0.01 par value; 20,000,000 shares
         authorized; 12,602,097 shares outstanding. . . . . . . . .          126                  --
     Additional paid in capital . . . . . . . . . . . . . . . . . .       67,138                  --
     Deferred compensation. . . . . . . . . . . . . . . . . . . . .         (876)                 --
     Combined equity. . . . . . . . . . . . . . . . . . . . . . . .           --               8,588
     Retained earnings (deficit). . . . . . . . . . . . . . . . . .       (5,417)              7,525
                                                                      ----------          ----------
         Total equity . . . . . . . . . . . . . . . . . . . . . . .       60,971              16,113
                                                                      ----------          ----------
         Total liabilities and equity . . . . . . . . . . . . . . .   $  100,227          $   30,428
                                                                      ==========          ==========




The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENT OF EQUITY
                              (In thousands)
                                (Unaudited)

                                                             ADDITIONAL
                                    PREFERRED      COMMON     PAID IN       DEFERRED    COMBINED   RETAINED
                                     STOCK         STOCK      CAPITAL     COMPENSATION   EQUITY    EARNINGS
                                    ---------      ------    ----------   ------------  --------   --------
BALANCE--December 31, 1997              --          --            --            --    $   8,588   $   7,525
    Net loss and capital prior to
      S Corporation termination         --           --           --            --          173        (164)
    S Corporation termination           --           --    $  16,122            --       (8,761)     (7,361)
    Common stock issuance               --     $     56       39,983            --           --          --
    Combination transaction             --           69       10,158            --           --          --
    Restricted stock issuance           --            1          875    $     (876)          --          --
    Net loss after S Corporation
      termination                       --           --           --            --           --      (5,417)
                                   -------     --------    ---------    ----------   ----------   ---------
BALANCE--March 31, 1998                 --     $    126    $  67,138    $     (876)  $       --   $  (5,417)
                                   =======     ========    =========    ==========   ==========   =========



The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER EXPLORATION COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ----------------------------
                                                                                 1998             1997
                                                                             -----------      -----------
                                                                                                (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (5,581)      $      721
    Adjustments to reconcile net income (loss) to net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . .
          Depreciation, depletion and amortization. . . . . . . . . . . .         2,501              670
          Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . .           (13)             (15)
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            (8)              --
          Changes in assets and liabilities . . . . . . . . . . . . . . .
             Accounts receivable. . . . . . . . . . . . . . . . . . . . .        (1,954)             380
             Other current assets . . . . . . . . . . . . . . . . . . . .         3,214              347
             Accounts payable . . . . . . . . . . . . . . . . . . . . . .         4,561             (344)
             Other accrued expenses . . . . . . . . . . . . . . . . . . .           144             (228)
                                                                             ----------       ----------
                Net cash flows provided by operating activities . . . . .         2,864            1,531
                                                                             ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures. . . . . . . . . . . . . . .        (7,701)          (2,430)
    Acquisition of properties . . . . . . . . . . . . . . . . . . . . . .       (51,271)              --
    Proceeds from sale of oil and gas properties and purchases of
       equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .           507               85
                                                                             ----------       ----------
             Net cash flows used in investing activities. . . . . . . . .       (58,465)          (2,345)
                                                                             ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal . . . . . . . . . . . . . . . . . . . . . . . .        (8,178)            (402)
    Net borrowing on notes payable. . . . . . . . . . . . . . . . . . . .        20,500            1,390
    Contributions, return of capital and stock proceeds, net. . . . . . .        45,604             (264)
    Payments of dividends . . . . . . . . . . . . . . . . . . . . . . . .            --             (200)
                                                                             ----------       ----------
             Net cash flows provided by financing activities. . . . . . .        57,926              524
                                                                             ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,325             (290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD. . . . . . . . . . .           146              410
                                                                             ----------       ----------



CASH AND CASH EQUIVALENTS AT END OF THE PERIOD . . . . . . . . . . . . .     $    2,471       $      120
                                                                             ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for--Interest  . . . . . . . . . . . . .     $      203       $      305
                                                                             ==========       ==========




The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1) ORGANIZATION AND NATURE OF OPERATIONS

     The consolidated financial statements of Miller Exploration Company ("Miller" or the "Company") and subsidiaries included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

     INITIAL PUBLIC OFFERING

     On February 9, 1998, the Company completed the initial public offer-ing (the "Offering") of its Common Stock and concurrently completed the Combination Transaction (as defined below). On that date, the Company sold 5,500,000 shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 62,500 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters' over-allotment option.

     The consolidated financial statements as of and for the periods ended March 31, 1998 include the accounts of the Company and its subsidiaries after taking into effect the Offering and the Combination Transaction. The financial statements as of or for the periods ending in 1997 include the accounts of the Company and its affiliated entities (as defined below) before the Offering and the Combination Transaction as previously included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
                                      -9-

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

     THE COMBINATION TRANSACTION

     The Company was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests (collectively, the "Combined Assets") owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the "affiliated entities," all Michigan corporations owned by the Miller family members who are beneficial owners of MOC) in exchange for an aggregate consideration of approximately 5.3 million shares of Common Stock of Miller. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with consummation of the Offering.

     PRINCIPLES OF COMBINATION

     The accompanying financial statements as of and for the periods ending in 1997 include the accounts of Miller, MOC and the other affiliated entities described above, all of which share common ownership and management. The Combination Transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests, as prescribed by SEC Staff Accounting Bulletin No. 47 because of the high degree of common ownership among, and the common control of, the combined entities. Accordingly, the accompanying accounts as of and for the periods ending in 1997 have been prepared using the historical costs and results of operations of the affiliated entities. There were no differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated.

     OTHER TRANSACTIONS COMPLETED CONCURRENTLY WITH THE OFFERING

     In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

concurrently with the Offering was the exchange by the Company of an aggregate of approximately 1.6 million shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998). The financial statements as of and for the periods ending in 1997 do not include the activities of these non-affiliated interests.

     In November 1997, the Company entered into a Purchase and Sale Agreement (the "Agreement"), whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation ("AHC") for approximately $50.5 million, subject to adjustment. This purchase was consummated concurrently with the Offering. This acquisition was accounted for under the purchase method of accounting and was financed with the use of proceeds from the Offering and with new bank borrowings. The financial statements as of and for the periods ending in 1997 do not include the activities of these AHC interests.

     In February 1998, MOC terminated its S corporation status which required the Company to reclassify combined equity and retained earnings as additional paid-in capital.

     NATURE OF OPERATIONS

     The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in three provinces: the Mississippi Salt Basin of central Mississippi; the onshore Gulf Coast region of Texas and Louisiana; and the Michigan Basin.

(2)  INCOME TAXES

     Before consummation of the Offering, the Company and the combined entities either elected to be treated as S corporations under the Internal Revenue Code or were otherwise not taxed as entities for federal income tax purposes. The taxable income or loss has therefore been allocated to the equity owners of the Company and the affiliated entities. Accordingly, no provision was made for income taxes in the accompanying financial statements as of and for the periods ending in 1997.

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

     Due to the use of different methods for tax and financial reporting purposes in accounting for various transactions, the Company has temporary differences between its tax basis and financial reporting basis. Had the Company been a taxpaying entity before consummation of the Offering, a deferred tax liability of approximately $5.4 million at December 31, 1997, would have been recorded for this difference, with a corresponding reduction in retained earnings.

     Included in the deferred income tax provision for the three months ended March 31, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, for the differences between tax basis and financial reporting basis, upon consummation of the Offering and the termination of MOC's S corporation status. The effective income tax rate for the Company for the three months ended March 31, 1998, was different than the statutory federal income tax rate for the following reasons (in thousands):

    Income tax provision (benefit) at the federal statutory rate. . . . . . . .    $      (67)
    Deferred tax liabilities recorded upon the Offering . . . . . . . . . . . .         5,392
    All other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            59
                                                                                   ----------
    Income tax provision. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    5,384
                                                                                   ==========


     The principal components of the Company's net deferred tax liabilities at March 31, 1998, are (in thousands):

    Net deferred tax liabilities:
       Intangible drilling costs                                                   $    2,823
       Tax depletion and depreciation in excess of financial statement
          amounts                                                                       2,185
       Financial statement carrying value in excess of tax basis of
          purchased assets                                                              2,543
       Other, net                                                                         376
                                                                                   ----------
    Total net deferred tax liabilities                                             $    7,927
                                                                                   ==========

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(3)  HEDGING ACTIVITIES

     In 1997, the Company began to periodically enter into hedging arrangements to manage price risks related to crude oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in crude oil and natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. Historically, gains and losses from hedging activities have not been material. For the three months ended March 31, 1998, the Company had hedged 6% of its natural gas production. As of March 31, 1998, the Company had 3.3 Bcf of open natural gas contracts at prices ranging from $2.29 to $2.58 per Mcf.

(4)  EARNINGS PER SHARE

     Earnings per share has been omitted from the statement of operations for the three months ended March 31, 1997, since such information is not meaningful and the historically combined Company was not a separate legal entity with a singular capital structure. The computation of earnings per share for the three months ended March 31, 1998 is as follows (in thousands, except per share data):

    Net loss attributable to
        basic and diluted EPS. . . . . . . . . . . . . . . . . .   $    (5,581)

    Average common shares outstanding
        applicable to basic EPS. . . . . . . . . . . . . . . . .         7,079
    Add:  options treasury shares and restricted stock . . . . .           107
                                                                    ----------
    Average common shares outstanding
        applicable to diluted EPS. . . . . . . . . . . . . . . .         7,186

    Earnings (loss) per share:
        Basic. . . . . . . . . . . . . . . . . . . . . . . . . .   $     (0.79)
        Diluted. . . . . . . . . . . . . . . . . . . . . . . . .   $     (0.78)

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(5)  PRO FORMA DATA

     The pro forma unaudited financial data set forth below has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom as if the Combination Transaction and the Offering occurred on January 1, 1997. The pro forma unaudited financial data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                       1998                  1997
                                                                   -------------       --------------
                                                                  (In thousands, except per share data)
       Total operating revenues . . . . . . .                      $       5,897       $        7,809
       Operating income . . . . . . . . . . .                                901                3,882
       Net income before income taxes <Fa>. .                                664                3,601
       Net income                                                            439                2,535
       Earnings per share:
         Basic. . . . . . . . . . . . . . . .                      $        0.04       $         0.20
         Diluted. . . . . . . . . . . . . . .                               0.03                 0.20

<Fa> Excluding the one-time non-cash accounting charge of $5.4 million for the termination of MOC's S corporation status.

(6)  NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1997, the Company had a notes payable balance of approximately $4.9 million which represented a borrowing against a $5.0 million bank line-of-credit and another $1.0 million line-of-credit. These notes were paid in full during February 1998 from the proceeds of the Offering.

     In November 1997, the Chairman of the Company loaned to MOC $2.5 million, pursuant to a promissory note, for the purpose of making a down payment in connection with the AHC acquisition. This note was paid in full during February 1998 from the proceeds of the Offering.

     During 1996, the Company also entered into a $1.0 million term loan payable to a bank. At December 31, 1997 the balance of the term-loan was

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

approximately $0.7 million. The term loan was paid in full during February 1998 from the proceeds of the Offering.

     In connection with the Offering, in February 1998, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The initial borrowing base is $23.0 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments, and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and gas properties. The Company borrowed $15.0 million under the Credit Facility to complete the Combination Transaction, and to repay all other outstanding indebtedness described above. At March 31, 1998, $17.5 million was outstanding under the Credit Facility.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at March 31, 1998) which is payable as follows: $0.5 million is payable in 1999, $1.0 million is payable in 2000 and $1.5 million is payable in 2001.

(7)  COMMITMENTS AND CONTINGENCIES

  STOCK OPTIONS AND RESTRICTED STOCK

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Stock Option Plan"). The Board of Directors contemplates that the 1997 Stock Option Plan primarily will be used to
                                      -15-

                        MILLER EXPLORATION COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

grant stock options. However, the 1997 Stock Option Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Stock Option Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Stock Option Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 1,200,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Stock Option Plan. Upon consummation of the Offering in February 1998, a total of 577,850 stock options were granted by the Company to directors, corporate officers and other full-time employees of the Company. Additionally, upon consummation of the Offering, 109,500 shares of restricted stock were transferred to certain employees. At the time of the issuance of the restricted stock, compensation expense of approximately $0.9 million was deferred. The restricted stock will begin to vest at cumulative increments of one-half of the total number of restricted stock of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock are subject to the risk of forfeiture during the vesting period, compensation expense (equivalent to the Offering price per share of $8.00) will be recognized ratably over the two-year vesting period as the risk of forfeiture passes.

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

(8)  NON-CASH INVESTING ACTIVITIES

     During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as more fully discussed in Note 2, and acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, as more fully discussed in Note 1. These non-cash investing activities have been excluded from the combined statement of cash flows.
                                      -16-

                         PRO FORMA FINANCIAL DATA

     The pro forma financial data has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." The pro forma statements of operations for the three months ended March 31, 1998 and 1997 were prepared on the basis that the Combination Transaction and the Offering occurred on January 1, 1997. Pro forma data gives effect to the revenues and direct operating expenses of the properties acquired from the non-affiliated participants in the Combination Transaction (the "Acquired Properties"). In addition, the pro forma data are based on assumptions and include adjustments as explained in the notes to the pro forma data and are not necessarily indicative of the results of future operations of the Company. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements.

                    PRO FORMA STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   (In thousands, except per share data)
                              (Unaudited)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                            -----------------------------
                                                               1998               1997
                                                            ----------         ----------
Revenues:
    Natural gas<Fa> . . . . . . . . . . . . . . . . . . .   $    5,063         $    6,368
    Crude oil and condensate<Fa>. . . . . . . . . . . . .          640              1,238
    Other operating revenues. . . . . . . . . . . . . . .          194                203
                                                            ----------         ----------
      Total operating revenues. . . . . . . . . . . . . .        5,897              7,809
                                                            ----------         ----------
Operating Expenses:
    Lease operating expenses and production taxes<Fa> . .          855                616
    Depreciation, depletion and amortization<Fb>. . . . .        3,392              2,821
    General and administrative<Fc>. . . . . . . . . . . .          749                490
                                                            ----------         ----------
      Total operating expenses. . . . . . . . . . . . . .        4,996              3,927
                                                            ----------         ----------

Operating Income. . . . . . . . . . . . . . . . . . . . .          901              3,882
                                                            ----------         ----------
Interest Expense<Fd>. . . . . . . . . . . . . . . . . . .         (237)              (281)
                                                            ----------         ----------


Income before income taxes. . . . . . . . . . . . . . . .          664              3,601
                                                            ----------         ----------
Provision for income taxes<Fe>. . . . . . . . . . . . . .          225              1,066
                                                            ----------         ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $      439         $    2,535
                                                            ==========         ==========

Earnings per share<Ff>:
    Basic . . . . . . . . . . . . . . . . . . . . . . . .   $     0.04         $     0.20
    Diluted . . . . . . . . . . . . . . . . . . . . . . .         0.03               0.20

Average number of shares outstanding<Ff>:
    Basic . . . . . . . . . . . . . . . . . . . . . . . .       12,493             12,493
    Diluted . . . . . . . . . . . . . . . . . . . . . . .       12,681             12,681

Notes to pro forma financial data (unaudited):

<Fa> Reflects results of operations from the Acquired Properties.
<Fb> Reflects the estimated additional depreciation, depletion and amortization expense resulting from the acquisition of the Acquired Properties using the unit-of-production method.
<Fc> Reflects estimated incremental general and administrative expenses expected to be incurred as a direct result of increased operations after the Combination Transaction.  Such expenses are primarily from increased salaries and additional new employees to perform administrative and operational activities
     ($0.5 million per year) and the elimination of the Royalty Participation Program ($0.1 million per year).
     Excluded from this amount is $275,000 of non-recurring bonuses paid to certain employees of the Company in connection with consummation of the Offering.
<Fd> Reflects the reduction in interest expense attributable to MOC shareholder notes being contributed in connection with the Combination Transaction, resulting in the cancellation of the indebtedness, the cancellation of other indebtedness with the use of proceeds from the Offering and the increase in interest expense from the new borrowing under the Credit Facility.
<Fe> Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented.  Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet.  This non-recurring charge has been excluded from the statements.
<Ff> Reflects the issuance of Common Stock in exchange for certain of the Combined Assets in the Combination
     Transaction and the issuance of Common Stock in the Offering.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The Company was organized as a Delaware corporation in November 1997 to serve as the surviving company in the Combination Transaction. On February 9, 1998, pursuant to the agreements among the Company and the owners of the Combined Assets, the Company issued to those owners approximately 6.9 million shares of Common Stock. Additionally, the Company acquired interests in certain properties from AHC for approximately $50.5 million in cash. The issuance of the shares and the cash payment were completed on February 9, 1998 in connection with the Company's initial public offering.

     For further discussion of the Offering and the Combination
Transaction, see Note 1 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                          1998           1997         1998          1997
                                                        --------       --------     --------      --------
                                                             (HISTORICAL)                (PRO FORMA)
                                                          (Dollars in thousands, except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls). . . . . . . . .       35.0         12.4          49.0         54.5
     Natural gas (Mmcf)  . . . . . . . . . . . . . . .    1,835.0        602.1       2,528.0      2,262.0
     Natural gas equivalent (Mmcfe). . . . . . . . . .    2,045.0        676.3       2,822.0      2,589.0

Average sales prices:
     Crude oil and condensate ($ per Bbl). . . . . . .   $  12.94    $   22.90      $  13.05    $   22.70
     Natural gas ($ per Mcf) . . . . . . . . . . . . .       1.96         3.02          2.00         2.82
     Natural gas equivalent ($ per Mcfe) . . . . . . .       1.98         3.11          2.02         2.94

Operating revenues:
     Crude oil and condensate  . . . . . . . . . . . .   $    453    $     283      $    640    $   1,238
     Natural gas . . . . . . . . . . . . . . . . . . .      3,589        1,822         5,063        6,368

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes . .   $   0.31    $    0.52      $   0.30    $    0.24
     Depletion, depreciation and amortization. . . . .       1.23         0.99          1.20         1.09
     General and administrative. . . . . . . . . . . .       0.51         0.57          0.27         0.19

     Because of the significance of the Combination Transaction which occurred on February 9, 1998, the results of operations have been presented above on a pro forma and historical basis, and the results of operations will be described below on a pro forma basis. For additional information regarding the Combination Transaction, see Note 1 to the Consolidated Financial Statements and the Pro Forma Statements of Operations in this filing.

PRO FORMA THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

     Oil and natural gas revenues for the three months ended March 31, 1998 decreased 25% to $5.7 million from $7.6 million for the same period in 1997. Production volumes for natural gas during the three months ended March 31, 1998 increased 9% to 2,822.0 MMcf from 2,589.0 MMcf for the same period in 1997. Average natural gas prices decreased 29% to $2.00 per Mcf for the three months ended March 31, 1998 from $2.82 per Mcf in the same period in 1997. Production volumes for oil during the three months ended March 31, 1998 decreased 10% to 49.0 MBbls from 54.5 MBbls for the same period in 1997. Average oil prices decreased 42% to $13.05 per barrel during the three months ended March 31, 1998 from $22.70 per barrel in the same period in 1997. This decrease in commodity prices was experienced by the industry as a whole during the first three months of 1998.

     Lease operating expenses and production taxes for the three months ended March 31, 1998 increased 39% to $0.9 million from $0.6 million for the same period in 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $0.30 per Mcfe for the three months ended March 31, 1998 from $0.24 per Mcfe in the same period in 1997.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1998 increased 20% to $3.4 million from $2.8 million for the same period in 1997. This increase was due to a 10% increase in the 1998 depletion rate to $1.20 per Mcfe from $1.09 per Mcfe for the three months ended March 31, 1997. The higher depletion rate was the combined result of increased production and an increase in costs subject to DD&A.

     General and administrative expense for the three months ended March 31, 1998 increased 53% to $0.7 million from $0.5 million for the same period in 1997, as a result of increases in the number of employees and related salaries, benefits and employee bonuses.

     Interest expense for the three months ended March 31, 1998 decreased 15% to $0.2 million from $0.3 million in the same period in 1997.
Decreases in interest expense were due to a reduction in debt levels from early 1997 when substantial leasehold acquisition activities in the Mississippi Salt Basin area were financed.

     Net income for the three months ended March 31, 1998 decreased to $0.4 million from $2.5 million for the same period in 1997, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings, primarily from MOC's shareholders and under bank credit facilities. The Company had working capital deficits of $1.9 million (excluding current maturities of notes payable) at March 31, 1998 and $6.0 million at December 31, 1997.

     The Company has entered into the Credit Facility with BOM. The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BOM and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. Under the Credit Facility the initial borrowing base is $23.0 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BOM's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and natural gas properties. The Company borrowed $15.0 million under the Credit Facility to complete the Combination Transaction and to repay all other outstanding indebtedness.
At March 31, 1998, $17.5 million was outstanding under the Credit Facility.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at March 31, 1998) which is payable during 1999-2001.

     Pursuant to a promissory note dated November 26, 1997, the C.E. Miller Trust loaned on an unsecured basis $2.5 million to MOC, which MOC used to fund a down payment made in connection with the Combination Transaction. This note was paid in full during February 1998 from the proceeds of the Offering.

     At December 31, 1997, the Company had an approximate notes payable balance of $5.0 million which represented a borrowing against a $5.0 million bank line-of-credit and another $1.0 million line-of-credit. These notes were paid in full during February 1998 from the proceeds of the Offering.

     During 1996, the Company also entered into a $1.0 million term loan payable to a bank. At December 31, 1997, the balance of the term loan was $0.7 million. The term loan was paid in full during February 1998 from the proceeds of the Offering.

     The Company has budgeted capital expenditures of approximately
$44.3 million for 1998. Substantially all of the capital expenditures will be used to fund 3-D seismic surveys, drilling and development activities and leasehold acquisitions in the Company's project areas.
The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the three months ended March 31, 1998 were approximately $7.7 million.
                                      -22-

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

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the three months ended March 31, 1998, the Company had hedged 6% of its natural gas production. As of March 31, 1998, the Company had 3.3 Bcf of open natural gas contracts at prices ranging from $2.29 to $2.58 per Mcf.

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

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-Q, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not currently named as a defendant in any lawsuits and/or administrative proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company entered into an Exchange and Combination Agreement effective November 12, 1997 (the "Combination Agreement") with certain trusts for the benefit of Kelly E. Miller, the Company's President and Chief Executive Officer, and members of his family, certain affiliated oil and gas exploration companies and certain oil and gas exploration companies who are business partners and investors with MOC, the Company's predecessor.

     The assets contributed to the company under the Combination Agreement included the capital stock of MOC and interests in oil and gas properties in which MOC also had an interest. In exchange for these assets, the individuals and entities received a number of shares of Common Stock in the Company proportionate to the value of their ownership interests in the assets. The percentage interest of each person's interest in the assets being contributed was established in the Combination Agreement.

     The shares of Common Stock issued in connection with the Combination Transaction were offered and sold by the Company without registration, in reliance upon the exemption from registration made available under Section 4(2) of the Securities Act and Rules 501-503 and 506-508 of Regulation D promulgated thereunder. On December 1, 1997, the Registrant filed with the SEC a Form D with respect to the exempt offering, in accordance with the requirements of Rule 503. The shares of Common Stock were issued to the parties on February 9, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT NO.                        DOCUMENT

       3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

       3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1
               (333-40383), and incorporated herein by reference.
                                      -26-

       4.1     Certificate of Incorporation.  See Exhibit 3.1.

       4.2     Bylaws.  See Exhibit 3.2.

       4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

       11.1    Computation of Earnings Per Share.

       27      Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998.

                                SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MILLER EXPLORATION COMPANY



Date:  May 15, 1998                     By: /S/ WILLIAM J. BAUMGARTNER
                                            William J. Baumgartner
                                            Vice President-Finance, Chief
                                              Financial Officer and Secretary
                                            (Principal Accounting and Financial
                                              Officer)

                              EXHIBIT INDEX


     EXHIBIT NO.                     DOCUMENT

       3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

       3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1
               (333-40383), and incorporated herein by reference.

       4.1     Certificate of Incorporation.  See Exhibit 3.1.

       4.2     Bylaws.  See Exhibit 3.2.

       4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

       11.1    Computation of Earnings Per Share.

       27      Financial Data Schedule.