Form 10-Q
period 1998-06-30
MILLER EXPLORATION CO
filed 1998-08-14
CIK 1048740

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JUNE 30, 1998                      0-23431


                        MILLER EXPLORATION COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                        38-3379776
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

            3104 LOGAN VALLEY ROAD
            TRAVERSE CITY, MICHIGAN                49685-0348
   (Address of Principal Executive Offices)        (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (616) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__              No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                   CLASS                        AUGUST 14, 1998
                   -----                        ---------------
         Common stock, $.01 par value         12,492,597 shares

==========================================================================

                        MILLER EXPLORATION COMPANY

                             TABLE OF CONTENTS

                                                                   PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations--
          Three Months and Six Months Ended June 30,
          1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Balance Sheets--
          June 30, 1998 and December 31, 1997. . . . . . . . . . . . . . .4

          Consolidated Statement of Equity--
          Six Months Ended June 30, 1998 . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows--
          Six Months Ended June 30, 1998 and 1997. . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . . . . . . .7

          Pro Forma Statements of Operations--
          Three Months and Six Months Ended June 30, 1998 and 1997 . . . 13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 19

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MILLER EXPLORATION COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)
                                                        FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                           ENDED JUNE 30,          ENDED JUNE 30,
                                                         ------------------     -------------------
                                                          1998        1997        1998        1997
                                                         ------      ------     -------      ------
                                                                    (NOTE 1)                (NOTE 1)
REVENUES:
    Natural gas . . . . . . . . . . . . . . . . . .      $4,895      $1,173     $ 8,484      $2,995
    Crude oil and condensate. . . . . . . . . . . .         626         236       1,079         519
    Other operating revenues. . . . . . . . . . . .         206         129         400         332
                                                         ------      ------     -------      ------
        Total operating revenues. . . . . . . . . .       5,727       1,538       9,963       3,846
                                                         ------      ------     -------      ------

OPERATING EXPENSES:
    Lease operating expenses and production taxes .         760         276       1,407         626
    Depreciation, depletion and amortization. . . .       3,117         631       5,618       1,301
    General and administrative. . . . . . . . . . .         784         516       1,833         901
                                                         ------      ------     -------      ------
        Total operating expenses. . . . . . . . . .       4,661       1,423       8,858       2,828
                                                         ------      ------     -------      ------

OPERATING INCOME. . . . . . . . . . . . . . . . . .       1,066         115       1,105       1,018
                                                         ------      ------     -------      ------

INTEREST EXPENSE. . . . . . . . . . . . . . . . . .        (326)       (208)       (562)       (390)
                                                         ------      ------     -------      ------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .         740         (93)        543         628
                                                         ------      ------     -------      ------

INCOME TAX PROVISION (Note 2) . . . . . . . . . . .         139                   5,522
                                                         ------                 -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .      $  601      $  (93)    $(4,979)     $  628
                                                         ======      ======     =======      ======

EARNINGS (LOSS) PER SHARE (Note 4). . . . . . . . .
    Basic . . . . . . . . . . . . . . . . . . . . .      $  .05                 $ (0.51)
                                                         ======                 =======
    Diluted . . . . . . . . . . . . . . . . . . . .      $  .05                 $ (0.51)
                                                         ======                 =======

           The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER EXPLORATION COMPANY

                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)
                                                                     AS OF JUNE 30,    AS OF DECEMBER 31,
                                                                          1998                1997
                                                                     --------------    ------------------
                                                                       (UNAUDITED)          (NOTE 1)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . .          $     87            $    146
     Accounts receivable . . . . . . . . . . . . . . . . . . .             4,058               2,109
     Inventories, prepaids and advances to operators . . . . .               716                 994
     Other current assets. . . . . . . . . . . . . . . . . . .                --               2,936
                                                                        --------            --------
         Total current assets. . . . . . . . . . . . . . . . .             4,861               6,185
                                                                        --------            --------

OIL AND GAS PROPERTIES at cost (full cost method):
     Proved oil and gas properties . . . . . . . . . . . . . .            81,769              29,324
     Unproved oil and gas properties . . . . . . . . . . . . .            36,343               7,069
     Less-Accumulated depreciation, depletion and amortization           (17,969)            (12,425)
                                                                        --------            --------
         Net oil and gas properties. . . . . . . . . . . . . .           100,143              23,968
                                                                        --------            --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .               735                 275
                                                                        --------            --------
         Total assets. . . . . . . . . . . . . . . . . . . . .          $105,739            $ 30,428
                                                                        ========            ========

                      LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable . . . . . . . . . . . .           $    500            $  7,697
     Accounts payable . . . . . . . . . . . . . . . . . . . .              9,841               3,870
     Other accrued expenses . . . . . . . . . . . . . . . . .              1,011                 603
                                                                        --------            --------
         Total current liabilities. . . . . . . . . . . . . .             11,352              12,170
                                                                        --------            --------

NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . . . .              2,500                 481

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .             20,500                  --

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .              8,179                  --

DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . .              1,637               1,664

COMMITMENTS AND CONTINGENCIES (NOTE 6). . . . . . . . . . . .             44,173

EQUITY:
     Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding . . . . . . . . . . . . . . . . . .                 --                  --
     Common stock, $0.01 par value; 20,000,000 shares
         authorized; 12,492,597 shares outstanding. . . . . .                126                  --
     Additional paid in capital . . . . . . . . . . . . . . .             67,136                  --
     Deferred compensation. . . . . . . . . . . . . . . . . .               (876)                 --
     Combined equity. . . . . . . . . . . . . . . . . . . . .                 --               8,588
     Retained earnings (deficit). . . . . . . . . . . . . . .             (4,815)              7,525
                                                                        --------            --------
         Total equity . . . . . . . . . . . . . . . . . . . .             61,571              16,113
                                                                        --------            --------
         Total liabilities and equity . . . . . . . . . . . .           $105,739            $ 30,428
                                                                        ========            ========

           The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENT OF EQUITY
                              (In thousands)
                                (Unaudited)
                                                              ADDITIONAL
                                    PREFERRED      COMMON      PAID IN      DEFERRED      COMBINED      RETAINED
                                      STOCK        STOCK       CAPITAL    COMPENSATION     EQUITY       EARNINGS
                                    ---------      ------     ----------  ------------    --------      --------
BALANCE--December 31, 1997             --            --             --          --         $ 8,588      $ 7,525
    Net loss and capital prior to
      S Corporation termination        --            --             --          --             173         (164)
    S Corporation termination          --            --        $16,122          --          (8,761)      (7,361)
    Common stock issuance              --          $ 56         39,983          --              --           --
    Combination transaction            --            69         10,156          --              --           --
    Restricted stock issuance          --             1            875       $(876)             --           --
    Net loss after S Corporation
      termination                      --            --             --          --              --       (4,815)
                                     ----          ----        -------       -----         -------      -------
BALANCE--June 30, 1998                 --          $126        $67,136       $(876)        $    --      $(4,815)
                                     ====          ====        =======       =====         =======      =======

          The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER EXPLORATION COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ------------------------
                                                                                 1998            1997
                                                                               --------         -------
                                                                                               (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        $ (4,979)        $   628
    Adjustments to reconcile net income (loss) to net cash from operating activities--
          Depreciation, depletion and amortization. . . . . . . . . . .           5,618           1,301
          Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .             (27)            (27)
          Deferred income taxes . . . . . . . . . . . . . . . . . . . .             244              --
          Changes in assets and liabilities--
             Accounts receivable. . . . . . . . . . . . . . . . . . . .          (1,949)            (33)
             Other assets . . . . . . . . . . . . . . . . . . . . . . .           3,088             250
             Accounts payable . . . . . . . . . . . . . . . . . . . . .           5,971            (355)
             Other accrued expenses . . . . . . . . . . . . . . . . . .             408            (330)
                                                                               --------         -------
                Net cash flows provided by operating activities . . . .           8,374           1,434
                                                                               --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures. . . . . . . . . . . . . .         (18,861)         (4,638)
    Acquisition of properties . . . . . . . . . . . . . . . . . . . . .         (51,011)             --
    Proceeds from sale of oil and gas properties and purchases of
       equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .             515           2,971
                                                                               --------         -------
             Net cash flows used in investing activities. . . . . . . .         (69,357)         (1,667)
                                                                               --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal . . . . . . . . . . . . . . . . . . . . . . .          (8,178)           (459)
    Net borrowing on notes payable. . . . . . . . . . . . . . . . . . .          23,500             282
    Contributions, return of capital and stock proceeds, net. . . . . .          45,602             249
    Payments of dividends . . . . . . . . . . . . . . . . . . . . . . .              --            (200)
                                                                               --------         -------
             Net cash flows provided by (used in) financing activities.          60,924            (128)
                                                                               --------         -------




NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (59)           (361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
    PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             146             410
                                                                               --------         -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD. . . . . . . . . . . . .        $     87         $    49
                                                                               ========         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for--
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    612         $   613
                                                                               ========         =======

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

  INITIAL PUBLIC OFFERING

     On February 9, 1998, the Company completed the initial public offering (the "Offering") of its Common Stock and concurrently completed the Combination Transaction (as defined below). On that date, the Company sold 5,500,000 shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 62,500 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters' over-allotment option.

     The consolidated financial statements as of and for the periods ended March 31, 1998 include the accounts of the Company and its subsidiaries after taking into effect the Offering and the Combination Transaction. The financial statements as of or for the periods ending in 1997 include the

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

     Included in the deferred income tax provision for the six months ended June 30, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, for the differences between tax basis and financial reporting basis, upon consummation of the Offering and the termination of MOC's S corporation status. The effective income tax rate for the Company for the six months ended June 30, 1998, was different than the statutory federal income tax rate for the following reasons (in thousands):

     Income tax provision (benefit) at the federal statutory rate. . . . .      $  251
     Deferred tax liabilities recorded upon the Offering . . . . . . . . .       5,384
     All other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (113)
                                                                                ------
     Income tax provision. . . . . . . . . . . . . . . . . . . . . . . . .      $5,522
                                                                                ======

     The principal components of the Company's net deferred tax liabilities at June 30, 1998, are (in thousands):

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


     Net deferred tax liabilities:
        Intangible drilling costs. . . . . . . . . . . . . . . . . . . . .     $3,075
        Tax depletion and depreciation in excess of financial statement
           amounts . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,185
        Financial statement carrying value in excess of tax basis of
           purchased assets. . . . . . . . . . . . . . . . . . . . . . . .      2,543
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        376
                                                                               ------
     Total net deferred tax liabilities. . . . . . . . . . . . . . . . . .     $8,179
                                                                               ======

(3)  HEDGING ACTIVITIES

     In 1997, the Company began to periodically enter into hedging arrangements to manage price risks related to crude oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. Historically, gains and losses from hedging activities have not been material. For the six months ended June 30, 1998, the Company had hedged 31% of its natural gas production. As of June 30, 1998, the Company had 1.7 Bcf of open natural gas contracts at prices ranging from $2.29 to $2.37 per Mcf.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to
(i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

(4)  EARNINGS PER SHARE

     Earnings per share has been omitted from the statement of operations for the three-month and six-month periods ended June 30, 1997, since such information is not meaningful and the historically combined Company was not a separate legal entity with a singular capital structure. The computation of earnings per share for the three-month and six-month periods ended
June 30, 1998 is as follows (in thousands, except per share data):

                                                                     THREE MONTHS       SIX MONTHS
                                                                        ENDED             ENDED
                                                                     ------------       ----------
     Net income (loss)  attributable to
         basic and diluted EPS. . . . . . . . . . . . . . . . .        $   601           $(4,979)

     Average common shares outstanding
         applicable to basic EPS . . . . . . . . . . . . . . . .        12,493             9,791
     Add:  options treasury shares and restricted stock. . . . .           183                --
                                                                       -------           -------
     Average common shares outstanding
         applicable to diluted EPS . . . . . . . . . . . . . . .        12,676             9,791

     Earnings (loss) per share:
         Basic . . . . . . . . . . . . . . . . . . . . . . . . .       $   .05           $  (.51)
         Diluted . . . . . . . . . . . . . . . . . . . . . . . .       $   .05           $  (.51)

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Options and restricted stock were not included in the computation of diluted earnings per share for the six months ended June 30, 1998 because their effect was antidilutive.

(5)  NOTES PAYABLE AND LONG-TERM DEBT

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

     During 1996, the Company also entered into a $1.0 million term loan payable to a bank. At December 31, 1997 the balance of the term-loan was approximately $0.7 million. The term loan was paid in full during February 1998 from the proceeds of the Offering.

     In connection with the Offering, in February 1998, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The borrowing base is $34 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things,

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments, and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and gas properties. At June 30, 1998, $20.5 million was outstanding under the Credit Facility and is classified as long-term debt on the balance sheet.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at June 30, 1998) which is payable as follows: $0.5 million in 1999, $1.0 million in 2000 and $1.5 million in 2001.

(6)  COMMITMENTS AND CONTINGENCIES

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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

(7)  NON-CASH INVESTING ACTIVITIES

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

                         PRO FORMA FINANCIAL DATA

     The pro forma financial data has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." The pro forma statements of operations for the three months and six months ended June 30, 1998 and 1997 were prepared on the basis that the Combination Transaction and the Offering occurred on January 1, 1997. Pro forma data gives effect to the revenues and direct operating expenses of the properties acquired from the non-affiliated participants in the Combination Transaction (the "Acquired Properties"). In addition, the pro forma data are based on assumptions and include adjustments as explained in the notes to the pro forma data and are not necessarily indicative of the results of future operations of the Company. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements.

                    PRO FORMA STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                               (Unaudited)
                                                           FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                              ENDED JUNE 30,             ENDED JUNE 30,
                                                          ---------------------      ----------------------
                                                           1998          1997         1998           1997
                                                          -------       -------      -------        -------
Revenues:
    Natural gas<Fa>. . . . . . . . . . . . . . . . . .    $ 4,895       $ 4,295      $ 9,958        $10,663
    Crude oil and condensate<Fa> . . . . . . . . . . .        626           986        1,266          2,224
    Other operating revenues . . . . . . . . . . . . .        206           129          400            332
                                                          -------       -------      -------        -------
      Total operating revenues . . . . . . . . . . . .      5,727         5,410       11,624         13,219
                                                          -------       -------      -------        -------
Operating Expenses:
    Lease operating expenses and production taxes<Fa>.        760           438        1,615          1,054
    Depreciation, depletion and amortization<Fb> . . .      3,077         2,201        6,469          5,022
    General and administrative<Fc> . . . . . . . . . .        784           621        1,533          1,111
                                                          -------       -------      -------        -------
      Total operating expenses . . . . . . . . . . . .      4,621         3,260        9,617          7,187
                                                          -------       -------      -------        -------

Operating Income . . . . . . . . . . . . . . . . . . .      1,106         2,150        2,007          6,032
                                                          -------       -------      -------        -------

Interest Expense<Fd> . . . . . . . . . . . . . . . . .       (326)         (244)        (562)          (525)
                                                          -------       -------      -------        -------

Income before income taxes . . . . . . . . . . . . . .        780         1,906        1,445          5,507
                                                          -------       -------      -------        -------

Provision for income taxes<Fe> . . . . . . . . . . . .        153           504          379          1,570
                                                          -------       -------      -------        -------

Net income . . . . . . . . . . . . . . . . . . . . . .    $   627       $ 1,402      $ 1,066        $ 3,937
                                                          =======       =======      =======        =======

Earnings per share<Ff>:
    Basic. . . . . . . . . . . . . . . . . . . . . . .    $  0.05       $  0.11      $  0.09        $  0.32
    Diluted. . . . . . . . . . . . . . . . . . . . . .       0.05          0.11         0.08           0.31

Average number of shares outstanding<Ff>:
    Basic. . . . . . . . . . . . . . . . . . . . . . .     12,493        12,493       12,493         12,493
    Diluted. . . . . . . . . . . . . . . . . . . . . .     12,676        12,676       12,678         12,678

                                      -19-

------------------------
Notes to pro forma financial data (unaudited):

<Fa> Includes results of operations from the Acquired Properties.
<Fb> Reflects the estimated additional depreciation, depletion and amortization expense resulting from the acquisition of the Acquired Properties using the unit-of-production method.
<Fc> Reflects estimated incremental general and administrative expenses expected to be incurred as a direct result of increased operations after the Combination Transaction. Such expenses are primarily from increased salaries and additional new employees to perform administrative and operational activities ($0.5 million per year) and the elimination of the Royalty Participation Program ($0.1 million per year). Excluded from this amount is $275,000 of non-recurring bonuses paid to certain employees of the Company in connection with consummation of the Offering.
<Fd> Reflects the reduction in interest expense attributable to MOC shareholder notes being contributed in connection with the Combination Transaction, resulting in the cancellation of the indebtedness, the cancellation of other indebtedness with the use of proceeds from the Offering and the increase in interest expense from the new borrowing under the Credit Facility.
<Fe> Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet. This non-recurring charge has been excluded from the statements.
<Ff> Reflects the issuance of Common Stock in exchange for certain of the
     Combined Assets in the Combination Transaction and the issuance of Common Stock in the Offering.

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

     The Company was organized as a Delaware corporation in November 1997 to serve as the surviving company in the Combination Transaction. On February 9, 1998, pursuant to the agreements among the Company and the owners of the Combined Assets, the Company issued to those owners approximately 6.9 million shares of Common Stock. Additionally, the Company acquired interests in certain properties from AHC for approximately $50.5 million in cash. The issuance of the shares and the cash payment were completed on February 9, 1998, in connection with the Company's initial public offering.

     For further discussion of the Offering and the Combination
Transaction, see Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                   THREE MONTHS ENDED JUNE 30,
                                                             1998        1997        1998        1997
                                                            ------      ------      ------      ------
                                                               (HISTORICAL)             (PRO FORMA)
                                                          (Dollars in thousands, except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls) . . . . . . . .           54          12          54          53
     Natural gas (Mmcf) . . . . . . . . . . . . . . .        2,258         558       2,258       2,150
     Natural gas equivalent (Mmcfe) . . . . . . . . .        2,582         630       2,582       2,468

Average sales prices:
     Crude oil and condensate ($ per Bbl) . . . . . .       $11.59      $19.69      $11.59      $18.60
     Natural gas ($ per Mcf). . . . . . . . . . . . .         2.17        2.10        2.17        2.00
     Natural gas equivalent ($ per Mcfe). . . . . . .         2.14        2.24        2.14        2.14

Operating revenues:
     Crude oil and condensate . . . . . . . . . . . .       $  626      $  236      $  626      $  986
     Natural gas. . . . . . . . . . . . . . . . . . .        4,895       1,173       4,895       4,295

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes .        $  .29      $  .44      $  .29      $  .18
     Depletion, depreciation and amortization . . . .         1.21        1.00        1.19         .89
     General and administrative . . . . . . . . . . .          .30         .82         .30         .25

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

  PRO FORMA THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 30, 1997

     Oil and natural gas revenues for the three months ended June 30, 1998 increased 5% to $5.5 million from $5.3 million for the same period in 1997. Production volumes for natural gas during the three months ended June 30, 1998 increased 5% to 2,258 MMcf from 2,150 MMcf for the same period in 1997. Average natural gas prices increased 8% to $2.17 per Mcf for the three months ended June 30, 1998 from $2.00 per Mcf in the same period in 1997. Production volumes for oil during the three months ended June 30, 1998 increased 2% to 54 MBbls from 53 MBbls for the same period in 1997. Average oil prices decreased 38% to $11.59 per barrel during the three months ended June 30, 1998 from $18.60 per barrel in the same period in 1997. The changes in commodity prices were experienced by the industry as a whole during the first six months of 1998.

     Lease operating expenses and production taxes for the three months ended June 30, 1998 increased 74% to $0.8 million from $0.4 million for the same period in 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $.29 per Mcfe for the three months ended June 30, 1998 from $.18 per Mcfe in the same period in 1997.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1998 increased 40% to $3.1 million from $2.2 million for the same period in 1997. This increase was due to a 34% increase in the 1998 depletion rate to $1.19 per Mcfe from $.89 per Mcfe for the three months ended June 30, 1997. The higher depletion rate was the combined result of increased production and an increase in costs subject to DD&A.

     General and administrative expense for the three months ended June 30, 1998 increased 26% to $0.8 million from $0.6 million for the same period in 1997, as a result of increases in the number of employees and related salaries and benefits.

     Interest expense for the three months ended June 30, 1998 increased 34% to $0.3 million from $0.2 million in the same period in 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

     Net income for the three months ended June 30, 1998 decreased to $0.6 million from $1.4 million for the same period in 1997, as a result of the factors described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                    SIX MONTHS ENDED JUNE 30,
                                                             1998        1997        1998        1997
                                                            ------      ------      ------      ------
                                                               (HISTORICAL)             (PRO FORMA)
                                                          (Dollars in thousands, except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls) . . . . . . . .           89          24         103          108
     Natural gas (Mmcf) . . . . . . . . . . . . . . .        4,093       1,160       4,786        4,490
     Natural gas equivalent (Mmcfe) . . . . . . . . .        4,627       1,304       5,404        5,138

Average sales prices:
     Crude oil and condensate ($ per Bbl) . . . . . .       $12.12      $21.62      $12.29      $ 20.59
     Natural gas ($ per Mcf). . . . . . . . . . . . .         2.07        2.58        2.08         2.37
     Natural gas equivalent ($ per Mcfe). . . . . . .         2.15        2.69        2.15         2.51

Operating revenues:
     Crude oil and condensate . . . . . . . . . . . .       $1,079      $  519      $1,266      $ 2,224
     Natural gas. . . . . . . . . . . . . . . . . . .        8,484       2,995       9,958       10,663

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes .        $  .30      $  .48      $  .30      $   .21
     Depletion, depreciation and amortization . . . .         1.21        1.00        1.20          .98
     General and administrative . . . . . . . . . . .          .40         .69         .28          .22

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

  PRO FORMA SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1997

     Oil and natural gas revenues for the six months ended June 30, 1998 decreased 13% to $11.2 million from $12.9 million for the same period in 1997. Production volumes for natural gas during the six months ended
June 30, 1998 increased 7% to 4,786 MMcf from 4,490 MMcf for the same period in 1997. Average natural gas prices decreased 12% to $2.08 per Mcf for the six months ended June 30, 1998 from $2.37 per Mcf in the same period in 1997. Production volumes for oil during the six months ended June 30, 1998 decreased 5% to 103 MBbls from 108 MBbls for the same period in 1997. Average oil prices decreased 40% to $12.29 per barrel during the six months ended June 30, 1998 from $20.59 per barrel in the same period in 1997. This decrease in commodity prices was experienced by the industry as a whole during the first six months of 1998.

     Lease operating expenses and production taxes for the six months ended June 30, 1998 increased 53% to $1.6 million from $1.1 million for the same period in 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $.30 per Mcfe for the six months ended June 30, 1998 from $.21 per Mcfe in the same period in 1997.

     Depreciation, depletion and amortization ("DD&A") expense for the six months ended June 30, 1998 increased 29% to $6.5 million from $5.0 million for the same period in 1997. This increase was due to a 22% increase in the 1998 depletion rate to $1.20 per Mcfe from $.98 per Mcfe for the six months ended June 30, 1997. The higher depletion rate was the combined result of increased production and an increase in costs subject to DD&A.

     General and administrative expense for the six months ended June 30, 1998 increased 38% to $1.5 million from $1.1 million for the same period in 1997, as a result of increases in the number of employees and related salaries and benefits.

     Interest expense for the six months ended June 30, 1998 increased 7% to $0.6 million from $0.5 million in the same period in 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

     Net income for the six months ended June 30, 1998 decreased to $1.1 million from $3.9 million for the same period in 1997, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings, primarily from MOC's shareholders and under bank credit facilities. The Company had working capital deficits of $6.0 million (excluding current maturities of notes payable) at June 30, 1998 and $6.0 million at December 31, 1997.

     The Company has entered into the Credit Facility with BOM. The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BOM and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. Under the Credit Facility the borrowing base is

$34 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BOM's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.625%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and natural gas properties. At June 30, 1998, $20.5 million was outstanding under the Credit Facility.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at June 30, 1998) which is payable during 1999-2001.

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

     The Company has budgeted capital expenditures of approximately $44.3 million for 1998. Substantially all of the capital expenditures will be used to fund 3-D seismic surveys, drilling and development activities and leasehold acquisitions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the six months ended June 30, 1998 were approximately $18.9 million.

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

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the six months ended June 30, 1998, the Company had hedged 31% of its natural gas production. As of June 30, 1998, the Company had 1.7 Bcf of open natural gas contracts at prices ranging from $2.29 to $2.37 per Mcf.

     For additional information regarding recently issued accounting standards impacting the accounting for hedging activities, see Note 3 to the Consolidated Financial Statements in this filing.

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

ITEM 5.  OTHER INFORMATION

     The Company's Bylaws contain provisions regarding the procedure and permissibility of stockholder proposals. Under the Bylaws no matter may be presented for stockholder action at an annual or special meeting of stockholders unless such matter is: (i) specified in the notice of the meeting (or any supplement to the notice) given by or at the direction of the Board of Directors; (ii) otherwise presented at the meeting by or at the direction of the Board of Directors; (iii) properly presented for action at the meeting by a stockholder in accordance with the notice provisions set forth in the Bylaws and any other applicable requirements; or (iv) a procedural matter presented, or accepted for presentation, by the Chairperson of the meeting in his or her sole discretion.

     For a matter to be properly presented by a stockholder, the stockholder must have given timely notice of the matter in writing to the Secretary of the Company. To be timely, the notice must be delivered to or mailed to and received at the principal executive offices of the Company not less than 120 calendar days prior to the date corresponding to the date of the Company's proxy statement or notice of meeting released to stockholders in connection with the last preceding annual meeting of stockholders in the case of an annual meeting (unless the Company did not hold an annual meeting within the last year, or if the date of the upcoming annual meeting changed by more than 30 days from the date of the last preceding meeting, then the notice must be delivered or mailed and received not more than seven days after the earlier of the date of the notice of the meeting or public disclosure of the date of the meeting), and not more than seven days after the earlier of the date of the notice of the meeting or public disclosure of the date of the meeting in the case of a special meeting. The notice by the stockholder must set forth: (i) a brief description of the matter the stockholder desires to present for stockholder action; (ii) the name and record address of the stockholder proposing the matter for stockholder action; (iii) the class and number of shares of capital stock of the Company that are beneficially owned by the stockholder; and (iv) any material interest of the stockholder in the matter proposed for stockholder action.

     The stockholder proposal, together with any accompanying supporting statement, may not in the aggregate exceed 500 words. Except to the extent that a stockholder proposal submitted pursuant to the Bylaws is not made available at the time of mailing, the notice of the purposes of the meeting shall include the name and address of and the number of shares of the voting security held by the proponent of each stockholder proposal.

     A stockholder may submit matters and proposals for stockholder action at any annual or special stockholder meeting if the matters and proposals are of general concern to, and are proper subjects for action by, the stockholders. A submitted proposal or matter may not be presented for stockholder action if it: (i) relates to the enforcement of a personal claim or the redress of a personal grievance against the Company, its management or any other person; (ii) consists of a recommendation, request or mandate that action be taken with respect to a matter, including a general economic, political, racial, religious, social or similar cause, that is not significantly related to the Company's business or is not within the Company's power to effectuate; (iii) has, at the stockholder's request, previously been submitted in either of the last two annual stockholder meetings and the stockholder has failed to present the proposal, in person or by proxy, for action at the meeting; (iv) is substantially similar to a matter or proposal presented within the preceding five calendar years: (x) if it was submitted once during the past five annual meetings and it received less than 3% of the total votes cast, or (y) if it was submitted twice during the past five annual meetings and it received less than 6% of the total votes cast at the time of its second submission, or (z) if it was submitted three times during such period and it received less than 10% of the votes cast at the time of its third submission (if any of (x), (y) or (z) apply, the proposal may be omitted for three years after the latest previous submission); or (v) consists of a recommendation or request that the management take action with respect to a matter relating to the conduct of the Company's ordinary business operations.

     Notwithstanding the above, if the stockholder desires to require the Company to include the stockholder's proposal in the Company's proxy materials, matters and proposals submitted for inclusion on the agenda shall be governed by the rules and regulations under the Securities Exchange Act of 1934, as amended.

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

         11.1      Computation of Earnings Per Share.

         27        Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1998.

                                SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MILLER EXPLORATION COMPANY



Date:  August 13, 1998             By: /S/ WILLIAM J. BAUMGARTNER
                                       William J. Baumgartner
                                       Vice President-Finance, Chief
                                         Financial Officer and Secretary
                                       (Principal Accounting and Financial
                                         Officer)

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