Form 10-Q
period 1998-09-30
MILLER EXPLORATION CO
filed 1998-11-13
CIK 1048740

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended           Commission File Number
                SEPTEMBER 30, 1998                     0-23431


                        MILLER EXPLORATION COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                         38-3379776
          (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

              3104 LOGAN VALLEY ROAD
              TRAVERSE CITY, MICHIGAN                 49685-0348
     (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (616) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___             No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                     NOVEMBER 13, 1998
                     -----                     -----------------
         Common stock, $.01 par value          12,492,597 shares

===========================================================================

                        MILLER EXPLORATION COMPANY

                             TABLE OF CONTENTS

                                                                   PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Statements of Operations--
        Three Months and Nine Months Ended September 30, 1998
        and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Balance Sheets--
        September 30, 1998 and December 31, 1997 . . . . . . . . . . . . .4

        Consolidated Statement of Equity--
        Nine Months Ended September 30, 1998 . . . . . . . . . . . . . . .5

        Consolidated Statements of Cash Flows--
        Nine Months Ended September 30, 1998 and 1997. . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . . . . .7

        Pro Forma Statements of Operations--
        Three Months and Nine Months Ended September 30, 1998
        and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . 15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 23

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 23

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MILLER EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)
                                           (Unaudited)
                                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                        -------------------        -------------------
                                                        1998          1997         1998          1997
                                                       ------        ------       -------       ------
                                                                    (NOTE 1)                   (NOTE 1)
REVENUES:
    Natural gas .  .  .  .  .  .  .  .  .  .  .  .     $4,833        $1,334       $13,395       $4,329
    Crude oil and condensate.  .  .  .  .  .  .  .        775           191         1,854          710
    Other operating revenues.  .  .  .  .  .  .  .        250           160           572          492
                                                       ------        ------       -------       ------
    Total operating revenues.  .  .  .  .  .  .  .      5,858         1,685        15,821        5,531
                                                       ------        ------       -------       ------

OPERATING EXPENSES:
    Lease operating expenses and production taxes.        907           291         2,314          917
    Depreciation, depletion and amortization  .  .      3,596           718         9,214        2,019
    General and administrative .  .  .  .  .  .  .        763           434         2,596        1,335
                                                       ------        ------       -------       ------
        Total operating expenses  .  .  .  .  .  .      5,266         1,443        14,124        4,271
                                                       ------        ------       -------       ------

OPERATING INCOME.  .  .  .  .  .  .  .  .  .  .  .        592           242         1,697        1,260
                                                       ------        ------       -------       ------

INTEREST EXPENSE.  .  .  .  .  .  .  .  .  .  .  .       (522)         (532)       (1,084)        (922)
                                                       ------        ------       -------       ------

INCOME (LOSS) BEFORE INCOME TAXES .  .  .  .  .  .         70          (290)          613          338
                                                       ------        ------       -------       ------

INCOME TAX PROVISION (CREDIT) (Note 2)  .  .  .  .        (30)                      5,492
                                                       ------                     -------

NET INCOME (LOSS)  .  .  .  .  .  .  .  .  .  .  .     $  100        $ (290)      $(4,879)      $  338
                                                       ======        ======       =======       ======

EARNINGS (LOSS) PER SHARE (Note 3).  .  .  .  .  .
    Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 0.01                     $ (0.46)
                                                       ======                     =======
    Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 0.01                     $ (0.46)
                                                       ======                     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  MILLER EXPLORATION COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)
                                                                  AS OF SEPTEMBER 30,  AS OF DECEMBER 31,
                                                                         1998                1997
                                                                       --------            --------
                                                                      (UNAUDITED)          (NOTE 1)
                           ASSETS
                           ------
CURRENT ASSETS:
     Cash and cash equivalents .  .  .  .  .  .  .  .  .  .  .         $    121            $    146
     Accounts receivable .  .  .  .  .  .  .  .  .  .  .  .  .            3,881               2,109
     Inventories, prepaids and advances to operators.  .  .  .            1,923                 994
     Other current assets.  .  .  .  .  .  .  .  .  .  .  .  .               --               2,936
                                                                       --------            --------
         Total current assets  .  .  .  .  .  .  .  .  .  .  .            5,925               6,185
                                                                       --------            --------

OIL AND GAS PROPERTIES at cost (full cost method):
     Proved oil and gas properties.  .  .  .  .  .  .  .  .  .           89,237              29,324
     Unproved oil and gas properties .  .  .  .  .  .  .  .  .           41,851               7,069
     Less-Accumulated depreciation, depletion and amortization          (21,510)            (12,425)
                                                                       --------            --------
         Net oil and gas properties .  .  .  .  .  .  .  .  .           109,578              23,968
                                                                       --------            --------

OTHER ASSETS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             1,012                 275
                                                                       --------            --------
         Total assets.  .  .  .  .  .  .  .  .  .  .  .  .  .          $116,515            $ 30,428
                                                                       ========            ========
                   LIABILITIES AND EQUITY
                   ----------------------

CURRENT LIABILITIES:
     Current portion of notes payable  .  .  .  .  .  .  .  .          $    500            $  7,697
     Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .             7,199               3,870
     Other accrued expenses.  .  .  .  .  .  .  .  .  .  .  .             4,319                 603
                                                                       --------            --------
         Total current liabilities  .  .  .  .  .  .  .  .  .            12,018              12,170
                                                                       --------            --------

NOTES PAYABLE  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             2,500                 481

LONG-TERM DEBT .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            30,500                  --

DEFERRED INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .  .  .             8,203                  --

DEFERRED REVENUE  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             1,623               1,664

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
     Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding  .  .  .  .  .  .  .  .  .  .  .  .                --                  --
     Common stock, $0.01 par value; 20,000,000 shares
         authorized; 12,492,597 shares outstanding .  .  .  .               126                  --
     Additional paid in capital  .  .  .  .  .  .  .  .  .  .            67,136                  --
     Deferred compensation .  .  .  .  .  .  .  .  .  .  .  .              (876)                 --
     Combined equity .  .  .  .  .  .  .  .  .  .  .  .  .  .                --               8,588
     Retained earnings (deficit) .  .  .  .  .  .  .  .  .  .            (4,715)              7,525
                                                                       --------            --------
         Total equity.  .  .  .  .  .  .  .  .  .  .  .  .  .            61,671              16,113
                                                                       --------            --------
         Total liabilities and equity  .  .  .  .  .  .  .  .          $116,515            $ 30,428
                                                                       ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MILLER EXPLORATION COMPANY

                              CONSOLIDATED STATEMENT OF EQUITY
                                     (In thousands)
                                      (Unaudited)
                                                                ADDITIONAL
                                        PREFERRED     COMMON     PAID IN      DEFERRED     COMBINED       RETAINED
                                          STOCK       STOCK      CAPITAL    COMPENSATION    EQUITY        EARNINGS
                                        ---------     ------    ----------  ------------   --------       --------
BALANCE-December 31, 1997                  --          --             --           --       $8,588        $ 7,525
    Net loss and capital prior to
      S Corporation termination            --          --             --           --          173           (164)
    S Corporation termination              --          --        $16,122           --       (8,761)        (7,361)
    Common stock issuance                  --        $ 56         39,983           --           --             --
    Combination transaction                --          69         10,156           --           --             --
    Restricted stock issuance              --           1            875        $(876)          --             --
    Net loss after S Corporation
      termination                          --          --             --           --           --         (4,715)
                                          ---        ----        -------        -----       ------        -------
BALANCE-September 30, 1998                 --        $126        $67,136        $(876)      $   --        $(4,715)
                                          ===        ====        =======        =====       ======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  MILLER EXPLORATION COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                        (Unaudited)
                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER  30,
                                                                              -------------------------
                                                                                1998             1997
                                                                              --------          -------
                                                                                               (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $ (4,879)         $   338
    Adjustments to reconcile net income (loss) to net cash from operating activities-
          Depreciation, depletion and amortization.  .  .  .  .  .  .  .         9,214            2,019
          Deferred revenue.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (41)             (42)
          Deferred income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .           268               --
          Changes in assets and liabilities-
             Accounts receivable.  .  .  .  .  .  .  .  .  .  .  .  .  .        (1,772)              (7)
             Other assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,874              229
             Accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .         3,329             (231)
             Other accrued expenses.  .  .  .  .  .  .  .  .  .  .  .  .         3,716             (105)
                                                                              --------          -------
                Net cash flows provided by operating activities  .  .  .        11,709            2,201
                                                                              --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures.  .  .  .  .  .  .  .  .  .       (32,161)          (5,166)
    Acquisition of properties.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (51,011)              --
    Proceeds from sale of oil and gas properties and purchases of
       equipment, net  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           515            2,679
                                                                              --------          -------
             Net cash flows used in investing activities.  .  .  .  .  .       (82,657)          (2,487)
                                                                              --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (8,178)            (514)
    Net borrowing on notes payable .  .  .  .  .  .  .  .  .  .  .  .  .        33,500              572
    Contributions, return of capital and stock proceeds, net  .  .  .  .        45,601              125
    Payments of dividends .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            --             (200)
                                                                              --------          -------
             Net cash flows provided by (used in) financing activities .        70,923              (17)
                                                                              --------          -------




NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (25)            (303)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
    PERIOD       .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           146              410
                                                                              --------          -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .  .  .  .  .  .  .  .  .      $    121          $   107
                                                                              ========          =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for
       Interest  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $    761          $   943
                                                                              ========          =======

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

     The consolidated financial statements as of and for the periods ended September 30, 1998 include the accounts of the Company and its subsidiaries

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



after taking into effect the Offering and the Combination Transaction. The financial statements as of or for the periods ending in 1997 include the accounts of the Company and its affiliated entities (as defined below) before the Offering and the Combination Transaction as previously included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

  THE COMBINATION TRANSACTION

     The Company was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests (collectively, the "Combined Assets") owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the "affiliated entities," all Michigan corporations owned by Miller family members who are beneficial owners of MOC) in exchange for an aggregate consideration of approximately 5,300,000 shares of Common Stock of Miller. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with consummation of the Offering.

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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



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

  OTHER TRANSACTIONS COMPLETED CONCURRENTLY WITH THE OFFERING

     In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated concurrently with the Offering was the exchange by the Company of an aggregate of approximately 1,600,000 shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998). The financial statements as of and for the periods ending in 1997 do not include the activities of these non-affiliated interests.

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

  NATURE OF OPERATIONS

     The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



Company has established exploration efforts concentrated primarily in five provinces: the Mississippi Salt Basin of central Mississippi; the onshore Gulf Coast region of Texas and Louisiana; the Michigan Basin; the southern Alberta Basin in Montana; and the Williston Basin in North Dakota.

  OIL AND GAS PROPERTIES

     Securities and Exchange Commission Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the carrying value of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at September 30, 1998, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $572,000 pre-tax. However, using the improvements in pricing experienced subsequent to period-end, the Company has determined that a write off is not required.

  RECLASSIFICATIONs

     Certain reclassifications have been made to prior period statements to conform with the September 30, 1998 presentation.

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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



     Included in the deferred income tax provision for the nine months ended September 30, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, for the differences between tax basis and financial reporting basis, upon consummation of the Offering and the termination of MOC's S corporation status. The effective income tax rate for the Company for the nine months ended September 30, 1998, was different than the statutory federal income tax rate for the following reasons (in thousands):

    Income tax provision (benefit) at the federal statutory rate .  .  .  .         $  208
    Deferred tax liabilities recorded upon the Offering .  .  .  .  .  .  .          5,392
    All other, net  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (108)
                                                                                    ------

    Income tax provision  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $5,492
                                                                                    ======

     The principal components of the Company's net deferred tax liabilities at September 30, 1998, are (in thousands):

    Net deferred tax liabilities:
       Intangible drilling costs .  .  .  .  .  .  .  .  .  .  .  .  .  .           $7,424
       Tax depletion and depreciation in excess of financial statement
          amounts .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              684
       Financial statement carrying value in excess of tax basis of
          purchased assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            2,543
       Other, net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (2,448)
                                                                                    ------

    Total net deferred tax liabilities .  .  .  .  .  .  .  .  .  .  .  .           $8,203
                                                                                    ======

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



(3)  EARNINGS PER SHARE

     Earnings per share has been omitted from the statement of operations for the three-month and nine-month periods ended September 30, 1997, since such information is not meaningful and the historically combined Company was not a separate legal entity with a singular capital structure. The computation of earnings per share for the three-month and nine-month periods ended September 30, 1998 is as follows (in thousands, except per share data):

                                                                   THREE MONTHS        NINE MONTHS
                                                                       ENDED              ENDED
                                                                   ------------        -----------
    Net income (loss)  attributable to
      basic and diluted EPS .  .  .  .  .  .  .  .  .  .  .  .        $   100           $(4,879)

    Average common shares outstanding
        applicable to basic EPS.  .  .  .  .  .  .  .  .  .  .         12,493            10,702
    Add:  options treasury shares and restricted stock .  .  .            109                --
                                                                      -------           -------
    Average common shares outstanding
        applicable to diluted EPS .  .  .  .  .  .  .  .  .  .         12,602            10,702

    Earnings (loss) per share:
        Basic.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        $  0.01           $ (0.46)
        Diluted .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        $  0.01           $ (0.46)

Options and restricted stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998 because their effect was antidilutive.

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1997, the Company had a notes payable balance of approximately $4.9 million which represented a borrowing against a $5.0 million bank line-of-credit and another $1.0 million line-of-credit. These notes were paid in full during February 1998 from the proceeds of the Offering.

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



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

     In connection with the Offering, in February 1998, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The borrowing base is $37.0 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments, and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal hydrocarbon property of the Company, including its oil and gas properties. At September 30, 1998, $30.5 million was outstanding under the Credit Facility and is classified as long-term debt on the balance sheet.

     In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a note payable to AHC of $3.0 million (at September

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



30, 1998) which is payable on the anniversary date of the closing as follows:
$0.5 million in 1999, $1.0 million in 2000 and $1.5 million in 2001.

(5)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company uses a variety of derivative instruments to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria:
(i) the item to be hedged exposes the Company to price or interest rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

  COMMODITY PRICE HEDGES

     In 1997, the Company began to periodically enter into hedging arrangements to manage price risks related to crude oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. For the nine months ended September 30, 1998, the Company had approximately $407,000 of hedging gains which are included in natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 1998, the Company had hedged 34% of its natural gas production, and as of September 30, 1998, the Company had 0.9
Bcf of open natural gas contracts for the months of October 1998, November 1998, February 1999 and March 1999. Subsequent to September 30, 1998, the Company entered into additional natural gas contracts for approximately 1.7 Bcf for the time period of November 1998 to February 1999. Open contracts totaling 1.3 Bcf subsequently have been settled resulting in hedge profits of approximately $0.2 million.

  INTEREST RATE HEDGE

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The principal amount is

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



used to measure interest to be paid or received and does not represent the exposure to credit loss. The principal amount of the Company's interest rate swap is $25.0 million at November 2, 1998. The difference between the amounts paid and received under the swap will be accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

  NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

(6)  COMMITMENTS AND CONTINGENCIES

     STOCK OPTIONS AND RESTRICTED STOCK

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Stock Option Plan"). The Board of Directors

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



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

                        MILLER EXPLORATION COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



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

                         PRO FORMA FINANCIAL DATA

     The pro forma financial data has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." The pro forma statements of operations for the three months and nine months ended September 30, 1998 and 1997 were prepared on the basis that the Combination Transaction and the Offering occurred on January 1, 1997. Pro forma data gives effect to the revenues and direct operating expenses of the properties acquired from the non-affiliated participants in the Combination Transaction (the "Acquired Properties"). In addition, the pro forma data are based on assumptions and include adjustments as explained in the notes to the pro forma data and are not necessarily indicative of the results of future operations of the Company. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements.

                                   MILLER EXPLORATION COMPANY

                               PRO FORMA STATEMENTS OF OPERATIONS
                              (In thousands, except per share data)
                                          (Unaudited)
                                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           -------------------       ----------------------
                                                            1998         1997          1998          1997
                                                           ------       ------       -------       -------
Revenues:
    Natural gas<Fa>  .  .  .  .  .  .  .  .  .  .  .       $4,833       $4,902       $14,868       $15,565
    Crude oil and condensate<Fa> .  .  .  .  .  .  .          775          559         2,041         2,783
    Other operating revenues  .  .  .  .  .  .  .  .          250          160           572           492
                                                           ------       ------       -------       -------
      Total operating revenues.  .  .  .  .  .  .  .        5,858        5,621        17,481        18,840
                                                           ------       ------       -------       -------
Operating Expenses:
    Lease operating expenses and production taxes<Fa>         907          463         2,521         1,517
    Depreciation, depletion and amortization<Fb>.  .        3,555        1,944        10,024         6,966
    General and administrative<Fc>  .  .  .  .  .  .          763          514         2,296         1,625
                                                           ------       ------       -------       -------
      Total operating expenses.  .  .  .  .  .  .  .        5,225        2,921        14,841        10,108
                                                           ------       ------       -------       -------

Operating Income  .  .  .  .  .  .  .  .  .  .  .  .          633        2,700         2,640         8,732
                                                           ------       ------       -------       -------

Interest Expense<Fd> .  .  .  .  .  .  .  .  .  .  .         (522)        (199)       (1,084)         (724)
                                                           ------       ------       -------       -------

Income before income taxes .  .  .  .  .  .  .  .  .          111        2,501         1,556         8,008
                                                           ------       ------       -------       -------

Provision (credit) for income taxes<Fe>.  .  .  .  .          (16)         664           362         2,234
                                                           ------       ------       -------       -------

Net income  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $  127       $1,837       $ 1,194       $ 5,774
                                                           ======       ======       =======       =======

Earnings per share<Ff>:
   Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $ 0.01       $ 0.15       $  0.10       $  0.46
    Diluted .  .  .  .  .  .  .  .  .  .  .  .  .  .         0.01         0.15          0.09          0.46



Average number of shares outstanding<Ff>:
    Basic.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       12,493       12,493        12,493        12,493
    Diluted .  .  .  .  .  .  .  .  .  .  .  .  .  .       12,602       12,602        12,602        12,602

-------------------------
Notes to pro forma financial data (unaudited):

<Fa>   Includes results of operations from the Acquired Properties.
<Fb>   Reflects the estimated additional depreciation, depletion and amortization expense resulting from the acquisition of the Acquired Properties using the unit-of-production method.
<Fc>   Reflects estimated incremental general and administrative expenses expected to be incurred as a direct result of increased operations after the Combination Transaction. Such expenses are primarily from increased salaries and additional new employees to perform administrative and operational activities ($0.5 million per year) and the elimination of the Royalty Participation Program ($0.1 million per year). Excluded from this amount is $0.3 million of non-recurring bonuses paid to certain employees of the Company in connection with consummation of the Offering.
<Fd>   Reflects the reduction in interest expense attributable to MOC shareholder notes being contributed in connection with the Combination Transaction, resulting in the cancellation of the indebtedness, the cancellation of other indebtedness with the use of proceeds from the Offering and the increase in interest expense from the new borrowing under the Credit Facility.
<Fe>   Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet. This non-recurring charge has been excluded from the statements.
<Ff>   Reflects the issuance of Common Stock in exchange for certain of the
       Combined Assets in the Combination Transaction and the issuance of Common Stock in the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Miller is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects in Mississippi, Louisiana, Texas, Montana and North Dakota.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Securities and Exchange Commission Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the carrying value of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at September 30, 1998, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $572,000 pre-tax. However, using the improvements in pricing experienced subsequent to period-end, the Company has determined that a write off is not required.

     The Company was organized as a Delaware corporation in November 1997 to serve as the surviving company in the Combination Transaction. On February 9, 1998, pursuant to the agreements among the Company and the owners of the Combined Assets, the Company issued to those owners approximately 6,900,000 shares of Common Stock. Additionally, the Company acquired interests in certain properties from AHC for approximately $50.5 million in cash. The issuance of the shares and the cash payment were completed on February 9, 1998, in connection with the Company's initial public offering.

     For further discussion of the Offering and the Combination
Transaction, see Note 1 to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER  30, 1998 AND
1997

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                           1998          1997         1998           1997
                                                          ------       ------        ------        ------
                                                               (HISTORICAL)               (PRO FORMA)
                                                           (Dollars in thousands, except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls)  .  .  .  .  .          73            9            73            44
     Natural gas (Mmcf) .  .  .  .  .  .  .  .  .  .       2,349          553         2,349         1,805
     Natural gas equivalent (Mmcfe) .  .  .  .  .  .       2,787          609         2,787         2,068

Average sales prices:
     Crude oil and condensate ($ per Bbl) .  .  .  .      $10.62       $21.22        $10.62        $12.70
     Natural gas ($ per Mcf)  .  .  .  .  .  .  .  .        2.06         2.41          2.06          2.72
     Natural gas equivalent ($ per Mcfe)  .  .  .  .        2.01         2.50          2.01          2.64

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes .      $  .33       $  .48        $  .33        $  .22
     Depletion, depreciation and amortization.  .  .        1.29         1.18          1.28           .94
     General and administrative  .  .  .  .  .  .  .         .27          .71           .27           .25

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

     PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1997

     Oil and natural gas revenues for the three months ended September 30, 1998 increased 3% to $5.6 million from $5.5 million for the same period in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997. The revenues for the three months ended September 30, 1998, include approximately $329,000 of hedging gains (see Risk Management Activities and Derivatives Transactions below). Production volumes for natural gas during the three months ended September 30, 1998 increased 30% to 2,349 MMcf from 1,805 MMcf for the same period in 1997. Average natural gas prices decreased 24% to $2.06 per Mcf for the three months ended September 30, 1998 from $2.72 per Mcf in the same period in 1997. Production volumes for oil during the three months ended September 30, 1998 increased 66% to 73 MBbls from 44 MBbls for the same period in 1997. Average oil prices decreased 16% to $10.62 per barrel during the three months ended
September 30, 1998 from $12.70 per barrel in the same period in 1997. The changes in commodity prices were experienced by the industry as a whole during the third quarter of 1998.

     Lease operating expenses and production taxes for the three months ended September 30, 1998 increased 96% to $0.9 million from $0.5 million for the same period in 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $.33 per Mcfe for the three months ended September 30, 1998 from $.22 per Mcfe in the same period in 1997.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 1998 increased 83% to $3.6 million from $1.9 million for the same period in 1997. This increase was due to a 36% increase in the 1998 depletion rate to $1.28 per Mcfe from $.94 per Mcfe for the three months ended September 30, 1997. The higher depletion rate was the combined result of increased production and an increase in costs subject to DD&A.

     General and administrative expense for the three months ended September 30, 1998 increased 48% to $0.8 million from $0.5 million for the same period in 1997, as a result of increases in the number of employees and related salaries and benefits.

     Interest expense for the three months ended September 30, 1998 increased 162% to $0.5 million from $0.2 million in the same period in 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

     Net income for the three months ended September 30, 1998 decreased to $0.1 million from $1.8 million for the same period in 1997, as a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The following table summarizes production volumes, average sales prices, operating revenues and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998          1997         1998           1997
                                                          ------       ------        ------        ------
                                                               (HISTORICAL)               (PRO FORMA)
                                                           (Dollars in thousands, except per unit amounts)
Production volumes:
     Crude oil and condensate (Mbbls)  .  .  .  .  .         162           33           176           152
     Natural gas (Mmcf) .  .  .  .  .  .  .  .  .  .       6,442        1,713         7,135         6,295
     Natural gas equivalent (Mmcfe) .  .  .  .  .  .       7,414        1,913         8,191         7,206

Average sales prices:
     Crude oil and condensate ($ per Bbl) .  .  .  .      $11.44       $21.26        $11.60        $18.33
     Natural gas ($ per Mcf)  .  .  .  .  .  .  .  .        2.08         2.53          2.08          2.47
     Natural gas equivalent ($ per Mcfe.  .  .  .  .        2.06         2.63          2.06          2.55

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes .      $  .31       $ 0.48        $  .31        $ 0.21
     Depletion, depreciation and amortization.  .  .        1.24         1.06          1.22          0.97
     General and administrative  .  .  .  .  .  .  .         .35         0.70           .28          0.23

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

     PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997

     Oil and natural gas revenues for the nine months ended September 30, 1998 decreased 8% to $16.9 million from $18.3 million for the same period in 1997. The revenues for the nine months ended September 30, 1998,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

include approximately $407,000 of hedging gains (see Risk Management Activities and Derivatives Transactions below). Production volumes for natural gas during the nine months ended September 30, 1998 increased 13% to 7,135 MMcf from 6,295 MMcf for the same period in 1997. Average natural gas prices decreased 16% to $2.08 per Mcf for the nine months ended September 30, 1998 from $2.47 per Mcf in the same period in 1997. Production volumes for oil during the nine months ended September 30, 1998 increased 16% to 176 MBbls from 152 MBbls for the same period in 1997. Average oil prices decreased 37% to $11.60 per barrel during the nine months ended September 30, 1998 from $18.33 per barrel in the same period in 1997. This decrease in commodity prices was experienced by the industry as a whole during the first nine months of 1998.

     Lease operating expenses and production taxes for the nine months ended September 30, 1998 increased 66% to $2.5 million from $1.5 million for the same period in 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and an increase in operating expenses per equivalent unit to $.31 per Mcfe for the nine months ended September 30, 1998 from $0.21 per Mcfe in the same period in 1997.

     DD&A expense for the nine months ended September 30, 1998 increased 44% to $10.0 million from $7.0 million for the same period in 1997. This increase was due to a 26% increase in the 1998 depletion rate to $1.22 per Mcfe from $0.97 per Mcfe for the nine months ended September 30, 1997. The higher depletion rate was the combined result of increased production and an increase in costs subject to DD&A.

     General and administrative expense for the nine months ended
September 30, 1998 increased 41% to $2.3 million from $1.6 million for the same period in 1997, as a result of increases in the number of employees and related salaries and benefits.

     Interest expense for the nine months ended September 30, 1998 increased 50% to $1.1 million from $0.7 million in the same period in 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

     Net income for the nine months ended September 30, 1998 decreased to $1.2 million from $5.8 million for the same period in 1997, as a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings, primarily from MOC's shareholders and under bank credit facilities. The Company had working capital deficits of $5.6 million (excluding current maturities of notes payable) at September 30, 1998 and $6.0 million at December 31, 1997.

     The Company has entered into the Credit Facility with BMO. The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. Under the Credit Facility the borrowing base is $37.0 million and may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company, including its oil and natural gas properties. At September 30, 1998, $30.5 million was outstanding under the Credit Facility.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at September 30, 1998) which is payable during 1999-2001.

     Pursuant to a promissory note dated November 26, 1997, the C.E. Miller Trust loaned on an unsecured basis $2.5 million to MOC, which MOC used to fund a down payment made in connection with the Combination Transaction. This note was paid in full during February 1998 from the proceeds of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The Company has budgeted capital expenditures of approximately $44.3 million for 1998. Substantially all of the capital expenditures will be used to fund 3-D seismic surveys, drilling and development activities and leasehold acquisitions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the nine months ended September 30, 1998 were approximately $32.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company uses a variety of derivative instruments to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria:
(i) the item to be hedged exposes the Company to price or interest rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

  COMMODITY PRICE HEDGES

     In 1997, the Company began using certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time but at no time does it expect that hedging activities will be of material significance.

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the nine months ended September 30, 1998, the Company had hedged 34% of its natural gas production. As of September 30, 1998, the Company had 0.9 Bcf of open natural gas contracts for the months of October 1998, November 1998, February 1999 and March 1999. Subsequent to September 30, 1998, the Company entered into additional natural gas contracts for approximately 1.7 Bcf for the time period of November 1998 to February 1999. Open contracts totaling 1.3 Bcf subsequently have been settled resulting in hedge profits of approximately $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  INTEREST RATE HEDGE

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The principal amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The principal amount of the Company's interest rate swap is $25.0 million at November 2, 1998. The difference between the amounts paid and received under the swap will be accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

     For additional information regarding recently issued accounting standards impacting the accounting for hedging activities, see Note 5 to the Consolidated Financial Statements in this filing.

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

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations frequently are changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company's business, financial condition and results of operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity.

YEAR 2000 READINESS DISCLOSURE

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has initiated a plan to prepare its computer systems and applications for possible year 2000 problems. Under the plan, the Company will continue to identify its computer hardware and software systems and equipment with embedded computer chips; assess the effects of the year 2000 issues; and enhance the plan by developing the steps necessary to identify, correct or reprogram and test systems for year 2000 compliance. The Company has completed approximately 50% of the year 2000 modifications on its networked computer applications. The Company will continue to assess the impact of the year 2000 issue on its systems and applications throughout 1998 and 1999. The Company's goal is to perform tests of its systems and applications during 1999 and to have systems and applications year 2000 ready by July 1999, allowing the remaining time to be used for validation and testing.

     The Company expects to incur internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000. The Company expects to spend no more than $75,000 in connection with identifying, assessing, remediating and testing year 2000 issues. The Company expects that it will expense all costs associated with system changes. The Company also may invest in new or upgraded technology which has a definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Based on currently available information, management does not anticipate that the costs to address the year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company (including but not limited to failures in service, disruptions in the Company's ability to bill customers and pay suppliers and the possible slowdown of certain computer-dependent processes).

     The Company has begun to inquire of third party vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their year 2000 readiness. To date, the Company has not received sufficient responses from these third parties that would enable the Company to assess the status of the third parties' readiness for the year 2000. Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities.
The Company is assessing these risks and is creating contingency plans intended to address perceived risks.

     The costs of the project and the date on which the Company expects to complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 ready, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse impact on the Company. The Company also recognizes that a contingency plan must be developed in the event the Company's systems cannot be made year 2000 compliant on a timely basis.
The Company expects to complete the development of this contingency plan by July 1999.

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-Q, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Future Factors include, but are not limited to the results of the Company's exploratory drilling activities, volatility of oil and natural gas prices, uncertainty of estimates of oil and natural gas reserves, implementation of the Company's growth strategy and its management of future growth, substantial capital requirements associated with the Company's operations, risks related to replacement of oil and natural gas reserves, operating hazards and uninsured risks, competition, the effects of the Year 2000 issue on the Company's business, government regulation and environmental matters, the Company's hedging policies and transactions, marketability of production, dependence on key personnel, technological changes and shortages of drilling rigs, equipment, supplies and personnel. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

            3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and here incorporated by reference.

            4.1          Certificate of Incorporation.  See Exhibit 3.1.

            4.2          Bylaws.  See Exhibit 3.2.

            4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

            10.1(a) Stock Option and Restricted Stock Plan of 1997.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.1(b) Form of Stock Option Agreement.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.1(c) Form of Restricted Stock Agreement.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.2         Form of Director and Officer Indemnity Agreement.
                         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F*>

            10.3 Form of Employment Agreement for Kelly E. Miller, William J. Baumgartner, Lew P. Murray and Charles A. Morrison. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F*>

            10.4         Lease Agreement between Miller Oil Corporation and C.E.
                         and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration

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

            10.11 Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.12 Guaranty Agreement by Miller Exploration Company in favor of Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual

                         Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.13 $75,000,000 Promissory Note of Miller Oil Corporation to Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.14 Mortgage (Michigan) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.15 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.16 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Texas) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            11.1         Computation of Earnings Per Share.

            27           Financial Data Schedule.

------------------------

<F*>Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.

                                SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MILLER EXPLORATION COMPANY



Date: November 12, 1998            By: /S/ WILLIAM J. BAUMGARTNER
                                       William J. Baumgartner
                                       Vice President-Finance, Chief
                                         Financial Officer and Secretary
                                       (Principal Accounting and Financial
                                         Officer)

                               EXHIBIT INDEX


         EXHIBIT NO.                        DOCUMENT

            3.1          Certificate of Incorporation of the Registrant.
                         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

            3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and here incorporated by reference.

            4.1          Certificate of Incorporation.  See Exhibit 3.1.

            4.2          Bylaws.  See Exhibit 3.2.

            4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and incorporated herein by reference.

            10.1(a) Stock Option and Restricted Stock Plan of 1997.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.1(b) Form of Stock Option Agreement.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.1(c) Form of Restricted Stock Agreement.<F*> Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.2         Form of Director and Officer Indemnity Agreement.
                         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F*>

            10.3 Form of Employment Agreement for Kelly E. Miller, William J. Baumgartner, Lew P. Murray and Charles A. Morrison. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.<F*>

            10.4         Lease Agreement between Miller Oil Corporation and C.E.
                         and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

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

            10.11 Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.12 Guaranty Agreement by Miller Exploration Company in favor of Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.13 $75,000,000 Promissory Note of Miller Oil Corporation to Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.14 Mortgage (Michigan) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.15 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            10.16 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Texas) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

            11.1         Computation of Earnings Per Share.

            27           Financial Data Schedule.

------------------------

<F*>Management contract or compensatory plan or arrangement.