Form 10-K
period 1998-12-31
MILLER EXPLORATION CO
filed 1999-04-15
CIK 1048740

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                     Commission File Number:  0-23431

                        MILLER EXPLORATION COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                              38-3379776
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

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

                          Yes __X__      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of April 13, 1999: 12,560,124

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 13, 1999: $13,351,411.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's June 3, 1999 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K

===========================================================================

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the words "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions. Miller Exploration Company ("Miller" or the "Company") has based the forward-looking statements relating to its operations on current expectations, estimates and projections about the Company and the oil and gas industry in general. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In addition, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following: fluctuations in crude oil and natural gas prices; failure or delays in achieving expected production from oil and gas development projects; uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance; lack of exploration success; disruption or interruption of the Company's production facilities due to accidents or political events; liability for remedial actions under environmental regulations; disruption to the Company's operations due to untimely or incomplete resolution of Year 2000 issues by the Company or other entities; liability resulting from litigation; world economic and political conditions; and changes in tax and other laws applicable to the Company's business.

                                  PART I

ITEM 1.  BUSINESS.

     The Company is an independent oil and gas exploration and production company with exploration efforts concentrated primarily in four regions: the Mississippi Salt Basin, the onshore Gulf Coast region of Texas and Louisiana, the Blackfeet Indian Reservation in Northwest Montana and the Michigan Basin. Miller emphasizes the use of 3-D seismic data analysis and imaging, as well as other emerging technologies, to explore for and develop oil and natural gas in its core exploration areas. Miller is the successor to Miller Oil Corporation ("MOC"), an independent oil and natural gas exploration and production business first established in Michigan by members of the Miller family in 1925. References herein to the "Company" or "Miller" are to Miller Exploration Company, a Delaware corporation, and its subsidiaries and predecessors.

     The Company was organized in connection with the combination (the "Combination Transaction") of MOC and interests in oil and natural gas properties owned by certain affiliated entities and interests in such properties owned by certain business partners and investors (collectively, the "Combined Assets").

     The Combined Assets consist of MOC, interests in oil and natural gas properties from oil and natural gas exploration companies beneficially owned by members of the Miller family (the "Affiliated Entities") and interests in such properties owned by certain business partners and investors, including Amerada Hess Corporation ("AHC"), Dan A. Hughes, Jr. and SASI Minerals Company. No assets other than those in which MOC or the Affiliated Entities had an interest were part of the Combined Assets. The Company and the owners of the Combined Assets entered into separate agreements that provided for the issuance of approximately 6.9 million shares of the Company's Common Stock and the payment of $48.8 million (net of post-closing adjustments) in cash to certain participants in the Combination Transaction in exchange for the Combined Assets. The issuance of the shares and the cash payment were completed upon consummation of the Company's initial public offering.

     The Combination Transaction closed on February 9, 1998 in connection with the closing of the Company's initial public offering of 5.5 million shares of Common Stock (the "Offering"). The Offering, including the sale of an additional 62,500 shares of Common Stock by the Company on March 9, 1998 pursuant to the exercise of the underwriters' over-allotment option, resulted in net proceeds to the Company of approximately $40.4 million after expenses.

     Miller incurred expenditures for exploration and development activity of $47.0 million with respect to the Company's interest in 33 gross wells (14.0 net to the Company) for the year ended December 31, 1998 and $27.0 million (on a pro forma basis) with respect to the Company's interest in 31 gross wells (6.6 net to the Company) for the year ended December 31, 1997. Estimated proved reserves attributable to the Combined Assets have increased 78%, from 19.6 billion cubic feet of natural gas equivalent ("Bcfe") as of January 1, 1995 to 34.9 Bcfe as of December 31, 1998. The Company has budgeted a significant decrease in drilling activity and currently plans to drill eight wells (3.3 net to the Company) in 1999, the majority of which are exploratory wells in the Mississippi Salt Basin. The Company's capital expenditure budget for both exploration and development activity in all of its areas of concentration is an unrisked $10.6 million for 1999.

CORE EXPLORATION AND DEVELOPMENT REGIONS

     MISSISSIPPI SALT BASIN

     The Company believes that the Mississippi Salt Basin, which extends from Southwestern Alabama across central Mississippi into Northeastern Louisiana, has a significant number of under-developed salt domes. A salt dome is a generally dome-shaped intrusion into sedimentary rock that has a mass of salt as its core. The impermeable nature of the salt dome structure may act as a mechanism to trap hydrocarbons migrating through surrounding rock formations. These geologic structures were formed by the upward thrusting of subsurface salt accumulations towards the surface. Such structures generally are found in groups in geologic basins that provide the necessary conditions for their formation. Salt domes are typically subsurface structures that are easily identified with seismic surveys, but occasionally are visible as surface expressions. The salt domes of the Mississippi Salt Basin were formed in the Cretaceous period. These salt domes range in diameter from one-half mile to three miles and vertically extend from 2,000 feet in depth to nearly 20,000 feet in depth. Salt domes similar to those of the Mississippi Salt Basin are a significant cause for major oil and gas accumulations in the Texas and Louisiana Gulf Coast, Northern Louisiana, East Texas and the offshore Gulf of Mexico. This basin has produced substantial amounts of oil and natural gas and continues to be a very active exploration region. Oil and natural gas discovered in the Mississippi Salt Basin have been produced from reservoirs with various stratigraphic and structural characteristics, and may be found in multiple horizons from approximately 3,500 feet to 19,000 feet in depth. Oil and natural gas reserves around salt domes have been encountered in the Eutaw, Lower Tuscaloosa, Washita-Fredericksburg, Paluxy, Rodessa, Sligo, Hosston and Cotton Valley formations, all of which are normally pressured. The
Company owns undeveloped leasehold interests in 72,365 gross acres (45,867 net to the Company) covering 22 known salt domes and related salt structures. The Company's primary working interest partner in this basin is Key Production Company, Inc. ("Key").

     Until the late 1980s, geological models of the salt domes in the Mississippi Salt Basin generally assumed that either the extreme and rapid growth of the salt structure breached the seals of any formations trapping hydrocarbons against the domes or that the growth of the salt domes occurred after hydrocarbons had migrated through the region, in either case, leaving the formations around the salt domes nonproductive. From
1987 to 1991, Oryx Energy Corporation ("Oryx") drilled three successful wells on Mississippi salt dome structures, proving that the flanks of these salt domes were productive. AHC purchased Oryx's entire interest in this area, and in 1993 MOC acquired a 12.5% working interest from AHC in approximately 35,000 gross acres surrounding seven domes. As part of the Combination Transaction, the Company acquired all of AHC's reserves and leasehold interests in these properties, resulting in an approximate 87.5% working interest in the aggregate to the Company. The Company selectively reprocessed an extensive 2-D seismic database that had been acquired over these salt dome prospects, and further acquired new 2-D seismic to improve the selection of the drill sites along the flanks of the salt domes. Based on the positive results of the first several prospects drilled, MOC acquired leasehold interests around 15 additional salt domes and related salt structures that it considered to be prospective.

     The Company believes that the key to exploiting salt dome prospects effectively is the accurate delineation of a salt dome's flanks, with the recognition of fault patterns and the location of fault blocks with large reserve potential. While the reinterpreted 2-D seismic data provided the Company's explorationists with better imaging of a salt dome's subsurface structures, it proved to have limitations in defining the exact locations of the flanks of a salt dome. The Company believes that all of its unsuccessful salt dome wells have either encountered the interior salt core of the salt dome or were too far off structure to encounter the anticipated
hydrocarbon trap.   In 1998, the Company acquired approximately 400 square
miles of 3-D seismic data in the Mississippi Salt Basin at a cost of nearly $12.0 million. Based on initial interpretations of the data, the Company is encouraged that the new 3-D seismic imaging will more effectively image the edge of the salt dome, identifying areas that had not been seen on the 2-D seismic, in addition to providing better definition of the size and location of future drilling targets. The Company has continued to use technologically advanced seismic data processing methods to reinterpret existing regional 2-D seismic data and analyze and interpret newly acquired 2-D seismic data. The Company intends to utilize its reprocessed 2-D seismic database to complement its recently acquired 3-D seismic data.

     The Company owns an interest in 12 producing wells in the Mississippi Salt Basin that had aggregate average production as of December 31, 1998 of
49.1 million cubic feet of natural gas equivalent per day ("MMcfe/d") gross (27.1 MMcfe/d net to the Company) at depths ranging from 10,800 to 17,300 feet. Since the Company began its exploration activity in Mississippi in 1993, it has participated in 30 wells drilled around 10 salt dome structures, 13 of which (43%) established commercial production. At December 31, 1998, the Company also was in the process of drilling and/or completing two wells (1.3 net to the Company). The Company has six gross wells (2.4 net to the Company) budgeted in 1999 for the Mississippi Salt Basin with a capital expenditure budget of $8.3 million, including $1.4 million for completion and final processing of the 3-D seismic surveys around 10 salt domes in 1999. This will provide 3-D seismic data on four of the six Mississippi Salt Basin wells budgeted for 1999. As of December 31, 1998, the Company had established 44.9 Bcfe gross (22.5 Bcfe net to the Company) of estimated proved reserves.

     ONSHORE GULF COAST OF TEXAS AND LOUISIANA

     The Company believes that the onshore Gulf Coast area of Texas and Louisiana is a high potential, multi-pay region that lends itself to 3-D seismic-supported exploration due to its substantial structural and stratigraphic complexity. The Company has been an active working interest partner in select projects proposed by Dan A. Hughes Company (the "Hughes Company") in Zapata, Webb, Duval, Karnes and McMullen Counties, Texas and Cameron and Terrebonne Parishes, Louisiana, under an exploration agreement to which the Company has been a party since 1994. Before accepting a proposed prospect under the agreement, the Company undertakes a thorough evaluation, considering geographic location, scale, geological and geophysical model, anticipated drilling prospects, number of pay zones, trend potential, expected project economics and access to market. The Company incorporates its digital database, including geophysical, geological and production data, and the opinions of regional geologists and geophysicists in its participation decisions. Except within areas of mutual interest ("AMI") formed around prospects offered under the exploration agreement with the Hughes Company, the Company is free to acquire leases, develop its own prospects and explore in the onshore Gulf Coast region.

TEXAS. The Company owns working interests in 34 wells in Texas that had aggregate average production as of December 31, 1998 of 53.1 MMcfe/d gross (4.7 MMcfe/d net to the Company) from depths ranging from 3,500 to 14,500 feet. Since the Company began its exploration in Texas in 1987, it has participated in 300 square miles of 3-D seismic surveys and 78 wells, of which 40 (51%) established commercial production. The Company has no drilling activity budgeted for 1999 in the Texas Gulf Coast region. As of December 31, 1998, the Company had established gross proved reserves of
38.4 Bcfe (3.5 Bcfe net to the Company).

LOUISIANA. The Company owns working interests in producing properties in Cameron and Terrebonne Parish, Louisiana that had aggregate average production as of December 31, 1998 of 4.8 MMcfe/d gross (0.6 MMcfe/d net to the Company). Since the Company began its exploration in Louisiana in 1995, it has participated in 51 square miles of 3-D seismic surveys and 23 gross wells, nine of which were completed as commercially productive, five of which currently are producing. The Company has budgeted two wells (0.9 net to the Company) for 1999 in the Louisiana area, with a 1999 capital expenditure budget of approximately $0.3 million. One of the wells that is budgeted for drilling in 1999 is in the immediate area where the Company was in the process of completing one well (0.7 net to the Company) at December 31, 1998. As of December 31, 1998, the Company's Louisiana wells had established estimated gross proved reserves of 3.2 Bcfe (0.8 Bcfe net to the Company).

     BLACKFEET INDIAN RESERVATION

     In 1998, the Company entered into a joint venture program with K2
Energy Corporation ("K2") to explore on the Blackfeet Indian Reservation
(the "Reservation") located in Glacier County, Montana.  At December
31,1998, the Company owned an interest in 150,000 gross leasehold acres (75,000 net to the Company) in the Reservation. The northern boundary of the Reservation is located approximately 25 miles south of the Waterton, Lookout Butte and Pincher Creek Fields (Alberta, Canada), which have produced 3.8 trillion cubic feet of natural gas ("Tcf"), 0.3 Tcf and 0.5 Tcf, respectively. The eastern boundary of the Reservation is outlined by the Cut Bank Oil Field (Glacier County, Montana), which has produced approximately 175 million barrels of oil ("MMBbl") and 309 Bcf of natural gas. In 1998, the Company incurred $1.1 million in leasehold and 2-D seismic costs on this project.

     MICHIGAN BASIN

     The Company has been involved in oil and natural gas exploration and production activities in the Michigan Basin since 1925. These activities include operations in the Northern and Western Niagaran Reef Trend (Silurian) and the Antrim Shale (Devonian) in Otsego, Montmorency and Manistee Counties. Beginning in 1988 the Company participated in the drilling of over 600 Antrim Shale wells. The Company currently has an interest in over 300 Antrim Shale wells (in which it owns an average 11.9% working interest), some of which have been assigned to third parties for the purpose of monetizing the Section 29 tax credits available for production from the assigned interests. The balance of the wells were sold to fund the Company's exploration program. The majority of these Antrim Shale wells are in Otsego County and produce from depths of approximately 1,500 to 2,500 feet.

     Production from the Antrim Shale, including the Section 29 tax credits available from such production, continues to be the Company's primary producing property base in this region. As a result of its shallow production in the Antrim Shale, the Company has an interest in approximately 11,000 net acres held by production in Otsego County, including its deep rights, primarily for the Niagaran Reef Trend located at depths of approximately 6,500 feet. The Company has approximately 8,700 gross acres leased in Manistee County, which is expected to provide sufficient acreage for development of a field if the drilling is deemed economical. In 1998, the Company conducted a 10 square mile 3-D seismic survey in Hillsdale County upon which the Company has drilled a discovery well that has tested at sustained rates of 7.3 MMcf/d. The project is located approximately 12 miles southwest of the Albion-Scipio Field which has produced over 125 MMbbl of oil and 200 Bcf of natural gas. The Company has a 100% working interest in the Manistee and Hillsdale County projects.

JOINT VENTURE EXPLORATION, PARTICIPATION AND FARM-OUT AGREEMENTS

     The Company is a party to the following joint venture exploration, participation, farm-out and other agreements:

     MISSISSIPPI SALT BASIN AGREEMENTS

     Since March 1993, the Company has entered into a series of joint venture exploration agreements and farm-out agreements with AHC, Liberty Energy Corporation, Bonray, Inc. and Key. These agreements govern the rights and obligations of the Company and the other working-interest owners with respect to lease acquisition, seismic surveys, drilling and development of specified geographic AMI's over and around 22 salt domes and related salt structures in Southern Mississippi within the Mississippi Salt Basin. Pursuant to these agreements, the Company has acquired and will have the right to acquire a portion of the working interest in leases owned or acquired by the parties within the AMIs. The agreements begin to expire January 1, 2000, except with respect to AMIs where a joint operating agreement has been executed, in which case the term extends as long as any lease within that AMI remains in effect.

     Under the joint venture agreement between MOC and Key, if either party elects not to participate on a proposed 3-D seismic program proposed by the other party, the non-participating party will farm-out its non-producing leasehold interest in that dome, retaining an option to participate after payout of the seismic expenses and the drilling and completion expenses of the exploratory well, for a proportionally reduced 25% working interest in the exploratory well. The non-participating party will retain 25% of its original leasehold interest outside the initial well but within the identified dome area. Without mutual agreement, no more than two 3-D seismic surveys will be committed to and/or conducted concurrently. Either party may propose an Initial Exploratory Well, defined as the first exploratory well proposed and drilled on each dome after a 3-D program has been conducted. A party electing not to participate in an Initial Exploratory Well is obligated to assign to the proposing party its interest in leases within that dome area to the depth drilled by the Initial Exploratory Well. For wells drilled without conducting a 3-D survey, a non-participating party is subject to a 400% non-consent penalty. MOC is the operator for leasehold acquisition and production operations, and Key is generally the operator for 3-D seismic, and operates the drilling and completion activities on the eight domes that are jointly owned.

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

     BLACKFEET INDIAN RESERVATION AGREEMENTS

     The Company entered into an Exploration and Development Agreement (the "EDA") with K2 on June 17, 1998 to explore and develop approximately 291,000 gross acres on the Reservation located in Glacier County, Montana. The EDA provides that Miller and K2 are equal partners in the K2/Blackfeet Agreement (the "Agreement") executed between K2 and the Blackfeet Tribe (the "Tribe") on March 9, 1998. Terms of the Agreement call for Miller/K2 to drill three gross wells (1.5 net to the Company) and pay $0.6 million ($0.3 million net to the Company) to the Tribe by May 1, 1999 for which 30,000 gross acres (15,000 net to the Company) will be earned from the Tribe. Three gross additional wells (1.5 net to the Company) must be drilled and $0.6 million paid ($0.3 million net to the Company) to the Tribe each subsequent year for four years totaling 15 gross wells (7.5 net to the Company) and $3.0 million ($1.5 million net to the Company) in payments to the Tribe for which 150,000 gross acres (75,000 net to the Company) will be earned. The Tribe will grant leases with a primary term of eight years and can be held by production for 50 years and provides for a maximum combined royalty and production tax burden of 35%.

     MICHIGAN BASIN AGREEMENTS

     MOC entered into a Purchase and Sale Agreement dated as of January 1, 1995 with Miller Shale Limited Partnership ("MSLP") for the purpose of monetizing the Section 29 tax credits available from most of its Antrim gas wells in Michigan, and a Purchase and Sale Agreement dated as of November 1, 1996 with MSLP for the purpose of selling part of the reversionary interest retained by MOC under the prior Purchase and Sale Agreement. MSLP is a Michigan limited partnership owned 1% by the general partner, Miller Shale S.V., L.L.C., an affiliate of MOC, and 99% by the limited partner, Far Gas Acquisitions Corporation, an unrelated party. As a result, pursuant to the terms of the two Purchase and Sale Agreements, MOC has assigned its interest in the wells, leases, equipment and other property to MSLP, reserving three separate production payments, an additional contingent payment and a reversionary interest. The first and second production payments generally entitle MOC to receive 97% of the net cash flow from the assigned properties until a specified dollar amount or specified volume is achieved from production attributable to the assigned interests. As of December 31, 1998, the estimated remaining production volume was 7.1 Bcfe, the estimated remaining dollar amount was $4.3 million and the volumetric threshold was 4.1 Bcfe. The third production payment and the additional contingent payment generally entitle MOC to receive 96% of the net cash flow from additional specified volumes of production attributable to the assigned interests. The reversionary interest entitles MOC to a reassignment of 90% of the interests after a larger specified volume of natural gas has been produced from the assigned interests. MSLP also is obligated to make quarterly payments to MOC equivalent to a percentage of the tax credits available under Section 29 with respect to natural gas produced and sold from the interests assigned. MOC also has an option to repurchase the assigned interests for fair market value after December 31, 2002, the expiration date of the Section 29 tax credits.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth information of the Company with respect to production volumes, average prices received and average production costs for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1998         1997        1996
                                                                 --------      -------     -------
Production:
    Crude oil and condensate (Mbbls)  .  .  .  .  .  .  .  .        247.6         47.4        46.5
    Natural gas (MMcf) .  .  .  .  .  .  .  .  .  .  .  .  .      8,953.3      2,241.2     2,030.0
    Natural gas equivalent (Mmcfe) .  .  .  .  .  .  .  .  .     10,438.7      2,525.9     2,309.1
Average sales prices:
    Crude oil and condensate ($ per Bbl) .  .  .  .  .  .  .      $ 10.69      $ 20.33     $ 23.66
    Natural gas ($ per Mcfe) .  .  .  .  .  .  .  .  .  .  .         2.05         2.60        2.77
    Natural gas equivalent ($ per Mcfe)  .  .  .  .  .  .  .         2.01         2.69        2.91
Average Costs ($ per Mcfe):
    Lease operating expenses and
        production taxes  .  .  .  .  .  .  .  .  .  .  .  .      $  0.32      $  0.58     $  0.49
    Depreciation, depletion and amortization.  .  .  .  .  .         1.53         1.00        1.14
    General and administrative  .  .  .  .  .  .  .  .  .  .         0.33         0.87        0.69

OIL AND NATURAL GAS MARKETING AND MAJOR CUSTOMERS

     Most of the Company's oil and natural gas production is sold under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. In 1998, decreases in the prices of oil and natural gas had an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company currently is not experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect the Company's ability to sell its oil
or natural gas production.   For the year ended December 31, 1998, sales to
the Company's four largest customers were approximately 50%, 21%, 12% and 7%, respectively, of the Company's oil and natural gas revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company's results of operations or financial condition.

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

SECTION 29 TAX CREDIT

     The natural gas production from wells drilled on certain of the Company's properties in Otsego and Montmorency Counties, Michigan qualifies for the Section 29 tax credit. The Section 29 tax credit is an income tax credit against regular federal income tax liability with respect to sales of the Company's production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the
Section 29 tax credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January1, 1993, and be sold before January 1, 2003.

     The basic credit, which currently is approximately $1.07 per million british thermal units ("MMBtu") of natural gas produced from Antrim Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48.00 per Bbl in current dollars. The Company generated approximately $0.2 million of Section 29 tax credits in 1998. The Section 29 tax credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 tax credits will reduce its federal income tax liability in any particular year.

MISSISSIPPI TAX ABATEMENT

     The State of Mississippi currently has a production tax abatement program that exempts certain oil and natural gas production from state severance taxes. The exemption as it relates to the Company applies to discovery wells and wells developed as a result of 3-D seismic surveys.
The exemption is phased out if the sales price for oil exceeds $25.00 per Bbl or $3.50 per Mcf. The applicable production is exempt for up to five years and expires June 30, 1999. A bill to extend this abatement currently is being considered by the Mississippi State Legislature.

LOUISIANA TAX ABATEMENT

     The State of Louisiana provides for an exemption from production taxes for up to two years or until the well reaches payout (as defined by the State of Louisiana's Department of Revenue and Taxation) and generally applies to horizontal wells and to vertical wells over 15,000 feet. The State of Louisiana also provides an exemption for discovery wells completed between September 30, 1994 and September 30, 1996, which lasts for two years or until the well reaches payout.

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

     FEDERAL REGULATION

     The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

EMPLOYEES

     As of April 13, 1999, the Company had 33 full-time employees, including four geologists, two geophysicists and two engineers. None of the Company's employees are represented by any labor union. The Company believes its relations with its employees are good. To optimize prospect generation and development, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of seismic data mapping, acquisition leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site productions operation services, such as pumping, maintenance, dispatching, inspection and testing, generally are provided by independent contractors. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

DEPENDENCE ON EXPLORATORY DRILLING ACTIVITIES

     The Company's revenues, operating results and future rate of growth are substantially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Despite the use of 2-D and 3-D seismic data and other advanced technologies, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 2-D and 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in those structures. In addition, the use of 2-D and 3-D seismic data and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular region will not decline. Unsuccessful drilling activities could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company may not have any option or lease rights in potential drilling locations it identifies. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be leased or drilled or that oil or natural gas will be produced from these or any other potential drilling locations. In addition, drilling locations initially may be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Wells that currently are included in the Company's capital budget may be based upon statistical results of drilling activities in other areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling results are likely to vary from such statistical results, and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget, and there is increased risk of such variance from the 1999 capital budget because of future uncertainties, including those described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment.
It is impossible to predict future oil and natural gas price movements with certainty. A continuation of the significantly lower oil and gas prices experienced in 1998, as compared to prior years, or a further decline in oil and natural gas prices will likely have a material adverse effect on the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically.

     The Company periodically reviews the carry value of its oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission ("SEC"). Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% and the lower of cost or market value of unproved properties. Application of the "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to writedown the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a writedown is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH AND IMPLEMENTATION OF GROWTH
STRATEGY

     Any increase in the Company's activities as an operator will increase its exposure to operating hazards. The Company has relied in the past and expects to continue to rely on project partners and independent contractors, including geologists, geophysicists and engineers, that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services.
Due to the competitive nature of the markets in which the Company operates, the Company currently believes that the demand for qualified geologists, geophysicists and engineers is increasing. As the Company increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. The Company's ability to continue its growth will depend upon a number of factors, including its ability to obtain leases or options on properties, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. Although the Company intends to upgrade its technical, operational and administrative resources and to increase its ability to provide internally certain of the services previously provided by outside sources, there can be no assurance that it will be successful in doing so or that it will be able to continue to maintain or enter into new relationships with project partners and independent contractors. The failure to continue to upgrade the Company's technical, administrative, operating and financial resources and control systems or the occurrence of unexpected expansion difficulties, including difficulties in recruiting or engaging and retaining geophysicists, geologists, engineers and sufficient numbers of qualified personnel and independent contractors to enable the Company to expand its role in the drilling and production phase, or the reduced availability of seismic gathering, drilling or other services in the fact of growing demand, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

RESERVE REPLACEMENT RISK

     In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is highly dependent upon its ability to economically find, develop or acquire reserves in commercial quantities. The business of exploring for or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The Company participates in a substantial percentage of its wells as non-operator. The failure of an operator of the Company's wells to adequately perform operations, or an operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration and development activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs also could increase.

MARKETABILITY OF PRODUCTION

     The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The Company delivers natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. Any dramatic change in market factors could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company has assembled a team of geologists, geophysicists and engineers, some of whom are non-employee consultants and independent contractors, having considerable experience in oil and natural gas exploration and production, including applying 2-D and 3-D imaging technology. The Company is dependent upon the knowledge, skills and experience of these experts to provide 2-D and 3-D imaging and to assist the Company in reducing the risks associated with its participation in oil and natural gas exploration projects. In addition, the success of the Company's business also depends to a significant extent upon the abilities and continued efforts of its management. The Company does not maintain key-man life insurance with respect to any of its employees. The loss of services of key management personnel or the Company's technical experts and consultants, or the inability to attract additional qualified personnel, experts or consultants, could have a material adverse effect on the Company's business, financial condition, results of operations, development efforts and ability to grow. There can be no assurance that the Company will be successful in attracting and/or retaining its key management personnel or technical experts or consultants.

TECHNOLOGICAL CHANGES

     The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial costs. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost.
One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such cases, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

SUBSTANTIAL CAPITAL PROJECTS

     The Company makes and will continue to make substantial capital expenditures in its exploration and development projects. The Company intends to finance these capital expenditures with cash flow from operations. Additional financing may be required in the future to fund the Company's developmental and exploratory drilling and seismic activities.
No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital sources are not available to the Company, its drilling, seismic and other activities may be curtailed and its business, financial conditions and results of operations could be materially adversely affected.

CONTROL BY CERTAIN STOCKHOLDERS

     As of December 31, 1998, the Company's directors, executive officers and certain of their affiliates, beneficially owned approximately 44.8% of the Company's outstanding Common Stock. Accordingly, these stockholders, as a group, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Certificate of Incorporation or Bylaws and the approval of mergers or other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

CERTAIN ANTITAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and Bylaws include certain provisions that may have the effect of delaying, deterring or preventing a future takeover or change in control of the Company without the approval of the Company's Board of Directors. Such provisions also may render the removal of directors and management more difficult. Among other things, the Company's Certificate of Incorporation and/or Bylaws: (i) provide for a classified Board of Directors serving staggered three-year terms; (ii) impose restrictions on who may call a special meeting of stockholders;
(iii) include a requirement that stockholder action be taken only by unanimous written consent or at stockholder meetings; (iv) specify certain advance notice requirements for stockholder nominations of candidates for election to the Board of Directors and certain other stockholder proposals; and (v) impose certain restrictions and supermajority voting requirements in connection with specified business combinations not approved in advance by the Company's Board of Directors. In addition, the Company's Board of Directors, without further action by the stockholders, may cause the Company to issue up to 2.0 million shares of preferred stock, $0.01 par value ("Preferred Stock"), on such terms and with such rights, preferences and designations as the Board of Directors may determine. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Further, certain provisions of the Delaware General Corporation Law (the "Delaware Law") impose restrictions on the ability of a third party to effect a change in control and may be considered disadvantageous by a stockholder.

ITEM 2.   PROPERTIES.

OIL AND NATURAL GAS RESERVES

     The Company's estimated total proved reserves of oil and natural gas as of December 31, 1998 and 1997, and the present values of estimated future net revenues attributable to these reserves as of those dates were as follows:

                                                                              AS OF DECEMBER 31,
                                                                          -------------------------
                                                                            1998             1997
                                                                          --------         --------
                                                                           (Dollars in thousands,
                                                                            except per unit data)
Net Proved Reserves:
   Crude oil (Mbbl) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        991.7            768.5
   Natural gas (MMcf)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     28,921.9         17,615.1
   Natural gas equivalent (MMcfe)  .  .  .  .  .  .  .  .  .  .  .  .     34,872.1         22,226.0

Net Proved Developed Reserves:
   Crude oil (Mbbl) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        991.7            130.2
   Natural gas (MMcf)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     28,641.6         13,964.4
   Natural gas equivalent (MMcfe)  .  .  .  .  .  .  .  .  .  .  .  .     34,591.8         14,745.6

Estimated future net revenues before income taxes<F1>.  .  .  .  .  .     $ 44,513         $ 30,505

Present value of estimated future net revenues before income taxes<F2>    $ 36,425         $ 19,934

Standardized measure of discounted estimated future net cash flows<F3>    $ 36,425         $ 19,334

---------------------

<F1> The average prices for crude oil were $8.85 per Bbl at December 31,
     1998 and $17.67 per Bbl at December 31, 1997. The average prices for natural gas were $2.01 per Mcf (as adjusted for the effect of hedging) at December 31, 1998 and $2.26 per Mcf at December 31, 1997.

<F2> The present value of estimated future net revenues attributable to the
     Company's reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.





<F3> The standardized measure of discounted estimated future net cash flows represents discounted estimated future net cash flows attributable to the Company's reserves after income taxes, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 69. The 1998 balance is not reduced by income taxes due to the tax basis of the properties and a net operating loss carryforward. The 1997 balance does not include income taxes, as the Company was not subject to federal income taxes until consummation of the Offering.

     The reserve estimates reflected above were prepared by S.A. Holditch & Associates (as to Michigan Basin Antrim Shale reserves) and Miller and Lents, Ltd. (as to non-Michigan Basin Antrim Shale reserves), independent petroleum engineers, and are part of their reserve reports on the Company's oil and natural gas properties.

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

DRILLING ACTIVITIES

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                               1998                   1997                    1996
                                          ---------------        --------------         ----------------
                                          GROSS       NET        GROSS      NET         GROSS        NET
                                          -----       ---        -----      ---         -----        ---
Exploratory Wells:
    Oil.  .  .  .  .  .  .  .  .  .  .       1        0.2          2        0.3           --          --
    Natural gas .  .  .  .  .  .  .  .       8        2.6          2        0.6            4         0.8
    Non-productive .  .  .  .  .  .  .      18        8.6          8        1.8           13         6.4
                                           ---       ----        ---       ----          ---         ---
       Total .  .  .  .  .  .  .  .  .      27       11.4         12        2.7           17         7.2
                                           ===       ====        ===       ====          ===         ===
Development Wells<F1>:
    Oil.  .  .  .  .  .  .  .  .  .  .       4        0.8          3        0.6            6         1.2
    Natural gas .  .  .  .  .  .  .  .      --         --         11        2.3           --          --
    Non-productive .  .  .  .  .  .  .       2        1.8          5        1.0            2         0.4
                                           ---       ----        ---       ----          ---         ---
       Total .  .  .  .  .  .  .  .  .       6        2.6         19        3.9            8         1.6
                                           ===       ====        ===       ====          ===         ===
________________

<F1> Includes nine gross Antrim Shale wells (1.3 net to the Company) for the year ended December 31, 1997.

     At December 31, 1998, the Company was in the process of drilling and/or completing four gross wells (3.0 net to the Company) that are not reflected in the table.

PRODUCTIVE WELLS AND ACREAGE

     PRODUCTIVE WELLS

     The following table sets forth the Company's ownership interest as of December 31, 1998 in productive oil and natural gas wells in the areas indicated:

    REGION                                           OIL                NATURAL GAS           TOTAL
    ------                                      --------------         --------------     -------------
                                                GROSS      NET         GROSS      NET     GROSS     NET
                                                -----      ---         -----      ---     -----     ---
    Mississippi Salt Basin .  .  .  .  .  .        1        .2           11       8.6       12      8.8
    Onshore Gulf Coast
        Texas  .  .  .  .  .  .  .  .  .  .       17       3.3           17       4.3       34      7.6
        Louisiana .  .  .  .  .  .  .  .  .        1        .2            4        .6        5       .8
    Michigan Basin/Other.  .  .  .  .  .  .        1        .1          308      37.5      309     37.6
                                                 ---      ----         ----     -----     ----    -----
           Total  .  .  .  .  .  .  .  .  .       20       3.8          340      51.0      360     54.8
                                                 ===      ====         ====     =====     ====    =====

     Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none had multiple completions.

     ACREAGE

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1998:

    REGION                                        DEVELOPED           UNDEVELOPED              TOTAL
    ------                                     ---------------      ---------------       ---------------
                                               GROSS       NET      GROSS       NET       GROSS       NET
                                               -----       ---      -----       ---       -----       ---
    Mississippi Salt Basin .  .  .  .  .  .     5,880     4,162     72,365     45,867     78,245     50,029
    Montana .  .  .  .  .  .  .  .  .  .  .        --        --    150,000     75,000    150,000     75,000
    Onshore Gulf Coast
         Texas .  .  .  .  .  .  .  .  .  .    16,125       647      7,029      2,845     23,154      3,492
         Louisiana.  .  .  .  .  .  .  .  .       844       114      9,148      2,016      9,992      2,130
    Michigan Basin/Other.  .  .  .  .  .  .     5,453    10,851     18,444      9,352     43,897     20,243
                                               ------    ------    -------    -------    -------    -------
            Total .  .  .  .  .  .  .  .  .    48,302    15,774    256,986    135,120    305,288    150,894
                                               ======    ======    =======    =======    =======    =======

     All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease before that date, in which event the lease will remain in effect until the cessation of production. To this end, the Company's forecasted drilling schedule takes into consideration not only the attractiveness of individual prospects, but the lease expirations as well. The following table sets forth the minimum remaining terms of leases for the total gross and net acreage at December 31, 1998:

                                                                   ACRES EXPIRING
                                                               ----------------------
                                                                GROSS           NET
                                                               -------        -------
    Twelve Months Ending:
        December 31, 1999 .  .  .  .  .  .  .  .  .  .  .       11,151          6,463
        December 31, 2000 .  .  .  .  .  .  .  .  .  .  .       33,488         12,211
        December 31, 2001 .  .  .  .  .  .  .  .  .  .  .       17,437         10,312
              Thereafter  .  .  .  .  .  .  .  .  .  .  .      243,212        121,908
                                                               -------        -------
              Total .  .  .  .  .  .  .  .  .  .  .  .  .      305,288        150,894
                                                               =======        =======

FACILITIES

     The Company currently leases approximately 10,500 square feet of office space for its principal offices in Traverse City, Michigan. The Company also leases approximately 5,200 square feet of office space in Houston, Texas, approximately 3,500 square feet of office space in Jackson, Mississippi and approximately 2,000 square feet of office space and 3,600 square feet of warehouse space in Columbia, Mississippi.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently named as a defendant in any lawsuits and/or administrative proceedings arising other than in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "MEXP."

     As of April 15, 1999, the Company estimates that there were approximately 2,241 beneficial holders of its Common Stock. The Company consummated the Offering on February 9, 1998. Before that time, there was no public market for the Company's Common Stock.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated, all as reported by The Nasdaq Stock Market:

                                                                      HIGH             LOW
                                                                      ----             ---
     Year Ended December 31, 1998:
          First Quarter  .  .  .  .  .  .  .  .  .  .  .  .  .       $10-1/4         $7-3/4
          Second Quarter .  .  .  .  .  .  .  .  .  .  .  .  .        10-7/8          7-1/4
          Third Quarter  .  .  .  .  .  .  .  .  .  .  .  .  .             8          4-5/8
          Fourth Quarter .  .  .  .  .  .  .  .  .  .  .  .  .         7-3/8          3-3/4

     The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company has entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical consolidated financial data as of and for each of the five years in the period ended December 31, 1998 is derived from the consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Earnings per share has been omitted for all periods prior to 1998 since such information is not meaningful and the historically combined Company (prior to the Combination Transaction) was not a separate legal entity with a single capital structure. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                     YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                      1998        1997       1996       1995       1994
                                                      ----        ----       ----       ----       ----
                                                             (In thousands, except per share data)
Statement of Operations Data:
  Revenues:
     Natural gas .  .  .  .  .  .  .  .  .  .  .    $ 18,336     $5,819     $5,614     $2,748     $2,424
     Crude oil and condensate.  .  .  .  .  .  .       2,646        964      1,101        715        672
     Other operating revenues.  .  .  .  .  .  .         829        629        395        296        167
                                                    --------     ------     ------     ------     ------
         Total operating revenues  .  .  .  .  .      21,811      7,412      7,110      3,759      3,263

  Operating expenses:
     Lease operating expenses and
         production taxes .  .  .  .  .  .  .  .       3,363      1,478      1,123        777        811
     Depreciation, depletion and amortization  .      15,933      2,520      2,629      1,666      1,009
     General and administrative .  .  .  .  .  .       3,475      2,186      1,591      1,270      1,200
     Cost ceiling writedown  .  .  .  .  .  .  .      35,085         --         --         --         --
                                                    --------     ------     ------     ------     ------
         Total operating expenses  .  .  .  .  .      57,856      6,184      5,343      3,713      3,020
                                                    --------     ------     ------     ------     ------


  Operating income (loss) .  .  .  .  .  .  .  .     (36,045)     1,228      1,767         46        243
  Interest expense  .  .  .  .  .  .  .  .  .  .      (1,635)    (1,200)    (1,139)    (1,017)      (810)
  Lawsuit settlement.  .  .  .  .  .  .  .  .  .          --         --         --      3,521         --
                                                    --------     ------     ------     ------     ------
  Income (loss) before income taxes.  .  .  .  .     (37,680)        28        628      2,550       (567)
                                                                -------     ------     ------     ------
  Income tax provision<F1>.  .  .  .  .  .  .  .       4,120
                                                    --------

  Net income (loss) .  .  .  .  .  .  .  .  .  .    $(41,800)    $   28     $  628     $2,550     $ (567)
                                                    ========     ======     ======     ======     ======
  Basic and diluted earnings (loss) per share  .    $  (3.75)
                                                    --------
  Weighted average shares outstanding .  .  .  .      11,153
                                                    --------

                                                                        AS OF DECEMBER 31,
                                                      -------------------------------------------------
                                                      1998        1997       1996       1995       1994
                                                      ----        ----       ----       ----       ----
                                                                         (In thousands)
Balance Sheet Data (at end of period):
  Working capital.  .  .  .  .  .  .  .  .  .  .    $(15,925)    $ (5,985)  $ (2,682)  $ (1,980)  $ (1,769)
  Oil and gas properties, net.  .  .  .  .  .  .      80,014       23,968     20,732     17,731     14,257
  Total assets.  .  .  .  .  .  .  .  .  .  .  .      85,968       30,428     24,050     20,005     16,444
  Long-term debt, excluding current portion .  .      31,837          481      8,723      7,643      7,643
  Equity.  .  .  .  .  .  .  .  .  .  .  .  .  .      24,749       16,113      7,769      7,410      5,596
_____________________

<F1> Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Miller is an independent oil and gas exploration, development and production company that has developed a base of producing properties and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

inventory of prospects in Mississippi, Louisiana, Texas, Michigan, Montana and North Dakota.

     The Company was organized in connection with the Combination Transaction. The Combined Assets consist of MOC, interests in oil and natural gas properties from the Affiliated Entities and interests in such properties owned by certain business partners and investors, including AHC, Dan A. Hughes, Jr. and SASI Minerals Company. No assets other than those in which MOC or the Affiliated Entities had an interest were part of the Combined Assets. The Company and the owners of the Combined Assets entered into separate agreements that provided for the issuance of approximately
6.9 million shares of the Company's Common Stock and the payment of $48.8 million (net of post-closing adjustments) in cash to certain participants in the Combination Transaction in exchange for the Combined Assets. The issuance of the shares and the cash payment were completed upon consummation of the Company's Offering.

     The Combination Transaction closed on February 9, 1998 in connection with the closing of the Offering. The Offering, including the sale of an additional 62,500 shares of Common Stock by the Company on March 9, 1998 pursuant to the exercise of the underwriters' over-allotment option, resulted in net proceeds to the Company of approximately $40.4 million after expenses.

     For further discussion of the Offering and the Combination
Transaction, see Note 1 to the Consolidated Financial Statements.

     The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that directly are attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full cost pool" as incurred.
The Company records depletion of its full cost pool using the unit-of-production method. SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proved oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------
                                              1998       1997       1996        1998      1997       1996
                                              ----       ----       ----        ----      ----       ----
                                                     (Historical)                      (Pro Forma)
Production volumes:
     Crude oil and condensate (Mbbls)          247.6       47.4       46.5       261.2     206.8      243.0
     Natural gas (MMcf)                      8,953.3    2,241.2    2,030.0     9,646.2   8,298.2    8,668.0
     Natural gas equivalent (MMcfe)         10,438.7    2,525.9    2,309.1    11,213.4   9,539.2   10,126.8

Average sales prices:
     Crude oil and condensate ($ per Bbl)    $ 10.69    $ 20.33    $ 23.66     $ 10.85   $ 17.94    $ 20.76
     Natural gas ($ per Mcf)                    2.05       2.60       2.77        2.05      2.50       2.39
     Natural gas equivalent ($ per Mcfe)        2.01       2.69       2.91        2.02      2.57       2.54

Average Costs ($ per Mcfe):
     Lease operating expenses and
        production taxes                     $  0.32    $  0.58    $  0.49     $  0.32   $  0.25    $  0.22
     Depletion, depreciation and
        amortization                            1.53       1.00       1.14        1.47      0.82       0.81
     General and administrative                 0.33       0.87       0.69        0.28      0.27       0.20

     Because of the significance of the Combination Transaction which occurred on February 9, 1998, the results of operations have been presented above on a pro forma and historical basis, and the results of operations will be described below on a pro forma basis to make the comparative analyses more meaningful. For additional information regarding the Combination Transaction, see Note 1 to the Consolidated Financial Statements and the Pro Forma Statements of Operations in this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     PRO FORMA YEAR ENDED DECEMBER 31, 1998 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1997

     Oil and natural gas revenues for the year ended December 31, 1998 decreased 8% to $22.6 million from $24.5 million for the year ended
December 31, 1997. The revenues for the year ended December 31, 1998 include approximately $0.8 million of hedging gains (see "Risk Management Activities and Derivative Transactions" below). Production volumes for natural gas during the year ended December 31, 1998 increased 16% to 9,646 MMcf from 8,298 MMcf for the year ended December 31, 1997. Average natural gas prices decreased 18% to $2.05 per Mcf for the year ended December 31, 1998 from $2.50 per Mcf for the year ended December 31, 1997. Production volumes for oil during the year ended December 31, 1998 increased 26% to 261 MBbls from 207 MBbls for the year ended December 31, 1997. Average oil prices decreased 40% to $10.85 per barrel during the year ended
December 31, 1998 from $17.94 per barrel in the year ended December 31, 1997. The oil and gas industry suffered through a year of historically low oil prices in 1998, caused by a global influx of crude oil supply brought on by increased Middle-East exports combined with a weaker demand from Asian markets that were experiencing an economic recession. The natural gas market also was depressed as a result of abnormally mild winters caused by a strong El Nino weather pattern that affected the United States during the past two heating seasons. The Company would have experienced an even larger decrease in revenue had it not been for the natural gas hedging gains of approximately $0.8 million and the fact that only 12% of total operating revenues for 1998 were attributable to oil production.

     Lease operating expenses and production taxes for the year ended December 31, 1998 increased 47% to $3.6 million from $2.4 million for the year ended December 31, 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and to several workover projects that were completed during the year in an attempt to enhance production during a period of low commodity prices.

     Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1998 increased 112% to $16.5 million from $7.8 million for the year ended December 31, 1997. This increase was due to a 79% increase in the 1998 depletion rate to $1.47 per Mcfe from $.82 per Mcfe for the year ended December 31, 1997. The higher depletion rate was the combined result of increased production, an increase in costs subject to DD&A and a downward revision in estimated proved oil and gas reserves.

     General and administrative expense for the year ended December 31, 1998 increased 22% to $3.2 million from $2.6 million for the same period in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997. The rise in general and administrative costs is primarily attributable to added expenses associated with the Company's initial year as a public company. These incremental expenses include legal and professional fees paid to attorneys and accountants, increased rents related to office facilities in Mississippi and increased salaries and benefits due to additional financial, technical, operational and administrative staff added during the year.

     On March 18, 1999, the Company's board of directors approved a general and administrative cost reduction plan for 1999. The plan calls for an overall reduction in general and administrative costs from 1998 of 22%. Cost reductions will be implemented in several areas, however, the largest cost reductions will be in the area of salaries and benefits which constitute 61% of the anticipated total general and administrative reductions for 1999.

     At December 31, 1998, the Company recorded a non-cash cost ceiling writedown of $34.4 million. The writedown was the combined result of a large downward revision in oil and gas reserve quantities and depressed commodity prices. Disappointing 2-D seismic-supported drilling results and drilling cost overruns also contributed to the cost ceiling writedown. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represents the March 1999 closing commodity prices.

     Interest expense for the year ended December 31, 1998 increased 45% to $1.6 million from $1.1 million for the year ended December 31, 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

     Net income (loss) for the year ended December 31, 1998 decreased by $43.6 million (to $35.2 million) from $8.4 million for the year ended December 31, 1997, as a result of the factors described above.

     PRO FORMA YEAR ENDED DECEMBER 31, 1997 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1996

     Oil and natural gas revenues for the year ended December 31, 1997 decreased 5% to $24.5 million from $25.7 million for the same period in 1996. Production volumes for natural gas during the year ended December 31, 1997 decreased 4% to 8,298 MMcf from 8,668 MMcf for the year ended December
31, 1996. Average natural gas prices increased 5% to $2.50 per Mcf for the year ended December 31, 1997 from $2.39 per Mcf for the year ended December 31, 1996. Production volumes for oil during the year ended December 31, 1997 decreased 15% to 207 MBbls from 243 MBbls for the year ended December 31, 1996. Average oil prices decreased 14% to $17.94 per barrel during the year ended December 31, 1997 from $20.76 per barrel for the year ended December 31, 1996. This decrease in oil and gas revenues is attributable to decreased production as well as the cyclical fluctuations in crude oil prices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Lease operating expenses and production taxes for the year ended December 31, 1997 increased 11% to $2.4 million from $2.2 million for the year ended December 31, 1996. Lease operating expenses and production taxes increased primarily due to decreased production while fixed costs remained greater than variable costs resulting in an increase in operating expenses per equivalent unit to $.25 per Mcfe for the year ended
December 31, 1997 from $.22 per Mcfe for the year ended December 31, 1996.

     DD&A expense for the year ended December 31, 1997 decreased 4% to $7.8 million from $8.2 million for the year ended December 31, 1996. This decrease was due to decreased production, offset by a 1% increase in the 1997 depletion rate to $0.82 per Mcfe from $0.81 per Mcfe for the year ended December 31, 1996. The higher depletion rate was the combined result of decreased production and an increase in costs subject to DD&A.

     General and administrative expense for the year ended December 31, 1997 increased 30% to $2.6 million from $2.0 million for the year ended December 31, 1996, as a result of increases in the number of employees and related salaries and benefits.

     Interest expense for the year ended December 31, 1997 increased 16% to $1.1 million from $1.0 million in the same period in 1996, as a result of increased debt levels in 1997 incurred to finance substantial leasehold acquisition activities in the Mississippi Salt Basin area.

     Net income for the year ended December 31, 1997 decreased to $8.4 million from $9.1 million for the year ended December 31, 1996, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings, primarily from MOC's shareholders and under bank credit facilities.

     The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. The borrowing base may not exceed $75.0 million. Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and hydrocarbon personal property of the Company, including its oil and natural gas properties. At December 31, 1998, $35.5 million was outstanding under the Credit Facility.

          As a result of decreased proved oil and gas reserves at December 31, 1998, BMO has notified the Company that the Company's borrowing base was in noncompliance and certain principal obligations were being accelerated during 1999. Additionally, the Company was in violation of certain negative covenants under the Credit Facility, primarily as a result of the $35.1 million non-cash cost ceiling writedown at December 31, 1998.

          On April 14, 1999, the Company and BMO signed the Second Amendment to the Credit Facility which includes: (i) terms requiring the Company to make principal payments to BMO of $3.0 million by May 1, 1999, $3.0 million by May 31, 1999 and $1.0 million by the first of each month during the period July through October 1999, inclusive; (ii) terms requiring that all outstanding borrowings bear interest at the prime rate plus 3.5%; (iii) a waiver of all negative covenant violations until October 15, 1999 (the "re-determination date"); (iv) revised negative covenant provisions which take effect on the re-determination date; (v) a requirement to submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base; (vi) a requirement that all proceeds from the sales of oil and gas properties, additional debt financings or equity offerings, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vii) a requirement for a $300,000 amendment fee payable to BMO at the re-determination date. At the re-determination date, the Company will be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. To fulfill the May 1999 principal and interest obligations, management plans to sell certain oil and gas property interests to business partners, investors and affiliated entities. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

well as identifying additional sources for debt financing. There can be no assurance that the Company will issue additional equity securities or that the Company will obtain additional sources of debt financing or that the terms of any such financing will be on more favorable terms than the terms of the Credit Facility.

          On April 14, 1999, the Company signed a $4.7 million note payable with one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. Veritas conducted the 3-D seismic surveys covering substantially all of the 400 square miles of 3-D seismic data in the Mississippi Salt Basin that the Company acquired from Veritas in 1998 at a total cost of approximately $11.2 million. The balance due Veritas was $3.8 million at December 31, 1998, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

          On April 14, 1999, the Company also signed an agreement (the "Warrant Agreement") to issue warrants that entitle Veritas to subscribe and purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note
Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants will be determined on a five-day average closing price of the Company's Common Stock. The exercise price of each warrant is $0.01 per share. The Company has the option, in lieu of issuing warrants, at the 12 and 18 month anniversaries to make a cash payment to Veritas, equivalent to 9% of the then current principal balance of the Veritas Note payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also signed an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants. The shares required to be registered include only those shares required to be issued at each six month anniversary.

     In connection with the closing of the AHC acquisition, the Company has a note payable to AHC of $3.0 million (at December 31, 1998) which is payable on the anniversary date of the closing as follows: $0.5 million in 1999, $1.0 million in 2000 and $1.5 million in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     At December 31, 1998, the Company had a working capital deficit of $5.4 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

     The Company has budgeted capital expenditures of approximately $10.6 million for 1999. Capital expenditures will be used to fund drilling and development activities, the completion of 3-D seismic surveys that were in process at December 31, 1998 and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the year ended December 31, 1998 were approximately $47.0 million. The Company intends to fund its 1999 budgeted capital expenditures through operational cash flow.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas as experienced in 1998 have had an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices in 1998 also had an impact on the amount of reserves that can be produced economically by the Company.

     The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and technology enhancement programs. While the Company believes that cash flow from operations, property sales, borrowings and substantially reduced commodity prices should allow the Company to implement its present business strategy through 1999, additional debt or equity financing may be required during the remainder of 1999 and in the future to fund the Company's growth, development and exploration program and continued technological enhancement and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.


RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

     COMMODITY PRICE HEDGES

     In 1997, the Company began using certain derivatives (e.g., NYMEX futures contracts) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time.

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the year ended December 31, 1998, the Company had hedged 36% of its natural gas production, and as of December 31, 1998, the Company had 0.05 Bcf of open natural gas contracts for the months of February 1999 and March 1999. Subsequent to December 31, 1998, the Company entered into additional natural gas contracts for approximately 0.39 Bcf for the time period of April 1999 to June 1999. Open contracts totaling
0.05 Bcf have been settled subsequently in 1999, resulting in hedge profits of approximately $0.01 million.

     INTEREST RATE HEDGE

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

used to measure interest to be paid or received and does not represent the exposure to credit loss. The notional amount of the Company's interest rate swap was $25.0 million at December 31, 1998, and had a fair value of approximately $0.2 million. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the term of the hedged agreement, which was to expire February 9, 2001. Subsequent to year-end, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

     MARKET RISK INFORMATION

     The market risk inherent in the Company's derivatives is the potential loss arising from adverse changes in commodity prices and interest rates. The prices of natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by the market fluctuations, the Company's policy is to hedge (through the use of derivatives) future production. Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of natural gas.
As all derivatives that were outstanding at December 31, 1998, have been settled subsequent to year-end, the Company's exposure is limited to the actual results described above.

EFFECTS OF INFLATION AND CHANGES IN PRICE

     In 1998, the Company and the oil and gas industry as a whole, experienced historically low crude oil prices and substantially depressed natural gas prices. These lower commodity prices had a negative impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations frequently

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The Company has initiated a plan to prepare its computer systems and applications for possible year 2000 problems. Under the plan, the Company will continue to identify its computer hardware and software systems and equipment with embedded computer chips; assess the effects of the year 2000 issues; and enhance the plan by developing the steps necessary to identify, correct or reprogram and test systems for year 2000 compliance. The Company has completed approximately 75% of the year 2000 modifications on its networked computer applications. The Company will continue to assess the impact of the year 2000 issue on its systems and applications throughout 1999. The Company's goal is to perform tests of its systems and applications during 1999 and to have systems and applications year 2000 ready by July 1999, allowing the remaining time to be used for validation and testing.

     The Company expects to incur internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The Company has made inquiries of third party vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their year 2000 readiness. To date, the Company has not received sufficient responses from these third parties that would enable the Company to assess the status of the third parties' readiness for the year 2000. Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities.
The Company is assessing these risks and is creating contingency plans intended to address perceived risks.

     The costs of the project and the date on which the Company expects to complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 ready, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse impact on the Company. The Company also recognizes that a contingency plan must be developed in the event the Company's systems cannot be made year 2000 compliant on a timely basis.
The Company expects to complete the development of this contingency plan by July 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARD

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risk Management Activities and Derivative Transactions" in Item 7, which is incorporated by reference in this Item 7A.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy

Statement for the Company's annual meeting of stockholders to be held on June 3, 1999 is here incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 3, 1999 is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 3, 1999 is here incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 3, 1999 is here incorporated by reference.


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

     ITEM 14(a)(3). EXHIBITS. The following exhibits are filed as a part of this report.

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

     3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

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

     10.17 First Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated June 24, 1998.

     10.18 Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999.

     10.19 Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999.

     10.20 $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

     10.21 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

     10.22 Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

     11.1      Computation of Earnings per Share.

     21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     23.1      Consent of S.A. Holditch & Associates.

     23.2      Consent of Miller and Lents, Ltd.

     23.3      Consent of Arthur Andersen LLP.

     24.1      Limited Power of Attorney.

     27.1      Financial Data Schedule.
____________________

<F*> Management contract or compensatory plan or arrangement.

ITEM 14(b). The Company filed no reports on Form 8-K during the last quarter of 1998.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLER EXPLORATION COMPANY


                                   By /s/Kelly E. Miller
                                      Kelly E. Miller
                                      President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 15, 1999                       /s/*C.E. Miller
                                     C. E. Miller
                                     Chairman of the Board

April 15, 1999                       /s/Kelly E. Miller
                                     Kelly E. Miller, Director
                                     (Principal Executive Officer)

April 15, 1999                       /s/William J. Baumgartner
                                     William J. Baumgartner, Director
                                     (Principal Financial and Accounting
                                     Officer)

April 15, 1999                       /s/*Frank M. Burke, Jr.
                                     Frank M. Burke, Jr., Director

April ___, 1999                      _____________________________________
                                     Dan A. Hughes, Jr., Director

April 15, 1999                       /s/*William Casey McManemin
                                     William Casey McManemin, Director

April 15, 1999                       /s/*Kenneth J. Foote
                                     Kenneth J. Foote, Director

April 15, 1999                       /s/*Richard J. Burgess
                                     Richard J. Burgess, Director

                                     *By /s/William J. Baumgartner
                                        William J. Baumgartner, Director
                                        Attorney-in-Fact

                       INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF MILLER EXPLORATION COMPANY

  Report of Independent Public Accountants . . . . . . . . . . . . . .   F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . .   F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .   F-4

  Consolidated Statements of Equity for the Years Ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .   F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .   F-6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-7

  Supplemental Quarterly Financial Data (unaudited). . . . . . . . . .  F-26

UNAUDITED PRO FORMA FINANCIAL DATA:

  Pro Forma Statement of Operations for the Years Ended
  December 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . .  F-27

                            ARTHUR ANDERSEN LLP


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Miller Exploration Company:

We have audited the accompanying consolidated balance sheets of MILLER EXPLORATION COMPANY (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Exploration Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/S/ARTHUR ANDERSEN LLP

Detroit, Michigan
April 15, 1999

                                 MILLER EXPLORATION COMPANY
                                CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                          AS OF DECEMBER 31,
                                                                        ---------------------
                                                                          1998         1997
                                                                        --------     --------
                                                                                     (NOTE 1)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents  .  .  .  .  .  .  .  .  .  .  .  .  .   $     22     $    146
     Accounts receivable  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      3,959        2,109
     Inventories, prepaids and advances to operators .  .  .  .  .  .        978          994
     Other current assets (Note 2) .  .  .  .  .  .  .  .  .  .  .  .         --        2,936
                                                                        --------     --------
        Total current assets .  .  .  .  .  .  .  .  .  .  .  .  .  .      4,959        6,185
                                                                        --------     --------

OIL AND GAS PROPERTIES at cost (full cost method):
     Proved oil and gas properties .  .  .  .  .  .  .  .  .  .  .  .    103,272       29,324
     Unproved oil and gas properties  .  .  .  .  .  .  .  .  .  .  .     39,995        7,069
     Less-Accumulated depreciation, depletion and amortization.  .  .    (63,253)     (12,425)
                                                                        --------     --------
         Net oil and gas properties.  .  .  .  .  .  .  .  .  .  .  .     80,014       23,968
                                                                        --------     --------

OTHER ASSETS (Note 2)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        995          275
                                                                        --------     --------
         Total assets  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $ 85,968     $ 30,428
                                                                        ========     ========
                           LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt.  .  .  .  .  .  .  .  .  .  .   $ 10,500     $  7,697
     Accounts payable  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      6,819        3,870
     Accrued expenses and other current liabilities  .  .  .  .  .  .      3,565          603
                                                                        --------     --------
         Total current liabilities .  .  .  .  .  .  .  .  .  .  .  .     20,884       12,170
                                                                        --------     --------


LONG-TERM DEBT.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     31,837          481




DEFERRED INCOME TAXES  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      6,883           --

DEFERRED REVENUE .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      1,615        1,664

COMMITMENTS AND CONTINGENCIES (Note 9)

EQUITY:
     Preferred stock, $0.01 par value; 2,000,000 shares authorized;
         none outstanding .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         --           --
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         12,492,597 shares outstanding at December 31, 1998.  .  .  .        126           --
     Additional paid in capital .  .  .  .  .  .  .  .  .  .  .  .  .     67,136           --
     Deferred compensation.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (876)          --
     Combined equity.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         --        8,588
     Retained earnings (deficit).  .  .  .  .  .  .  .  .  .  .  .  .    (41,637)       7,525
                                                                        --------     --------
         Total equity  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     24,749       16,113
                                                                        --------     --------
         Total liabilities and equity .  .  .  .  .  .  .  .  .  .  .   $ 85,968     $ 30,428
                                                                        ========     ========

          The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   MILLER EXPLORATION COMPANY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                     FOR THE YEAR
                                                                  ENDED DECEMBER 31,
                                                         -----------------------------------
                                                         1998           1997           1996
                                                         ----           ----           ----
                                                                       (NOTE 1)       (NOTE 1)
REVENUES:
    Natural gas  .  .  .  .  .  .  .  .  .  .  .  .    $ 18,336        $ 5,819        $ 5,614
    Crude oil and condensate .  .  .  .  .  .  .  .       2,646            964          1,101
    Other operating revenues .  .  .  .  .  .  .  .         829            629            395
                                                       --------        -------        -------
        Total operating revenues.  .  .  .  .  .  .      21,811          7,412          7,110
                                                       --------        -------        -------

OPERATING EXPENSES:
    Lease operating expenses and production taxes .       3,363          1,478          1,123
    Depreciation, depletion and amortization.  .  .      15,933          2,520          2,629
    General and administrative  .  .  .  .  .  .  .       3,475          2,186          1,591
    Cost ceiling writedown.  .  .  .  .  .  .  .  .      35,085             --             --
                                                       --------        -------        -------
        Total operating expenses.  .  .  .  .  .  .      57,856          6,184          5,343
                                                       --------        -------        -------

OPERATING INCOME (LOSS).  .  .  .  .  .  .  .  .  .     (36,045)         1,228          1,767
                                                       --------        -------        -------

INTEREST EXPENSE .  .  .  .  .  .  .  .  .  .  .  .      (1,635)        (1,200)        (1,139)
                                                       --------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES  .  .  .  .  .  .     (37,680)            28            628
                                                       --------        -------        -------

INCOME TAX PROVISION (Note 3).  .  .  .  .  .  .  .       4,120
                                                       --------

NET INCOME (LOSS).  .  .  .  .  .  .  .  .  .  .  .    $(41,800)       $    28        $   628
                                                       ========        =======        =======






EARNINGS (LOSS) PER SHARE (Note 4)
    Basic  .  .  .  .  .  .  .  .  .  .  .  .  .  .    $  (3.75)
                                                       ========
    Diluted.  .  .  .  .  .  .  .  .  .  .  .  .  .    $  (3.75)
                                                       ========


          The accompanying notes are an integral part of these Consolidated Financial Statements.

                                         MILLER EXPLORATION COMPANY
                                     CONSOLIDATED STATEMENTS OF EQUITY
                                               (IN THOUSANDS)
                                                        ADDITIONAL                              RETAINED
                                  PREFERRED     COMMON    PAID IN     DEFERRED     COMBINED     EARNINGS
                                    STOCK       STOCK     CAPITAL   COMPENSATION    EQUITY      (DEFICIT)
                                    -----       -----     -------   ------------    ------      --------
BALANCE-December 31, 1995          $    --      $ --      $    --       $  --       $  141      $  7,269
    Contributions and return of
       capital, net                     --        --           --          --          (69)           --
    Net income                          --        --           --          --           --           628
    Dividends declared                  --        --           --          --           --          (200)
                                   -------      ----      -------       -----       ------      --------

BALANCE-December 31, 1996               --        --           --          --           72         7,697
    Contributions and return of
       capital, net                     --        --           --          --        8,516            --
    Net income                          --        --           --          --           --            28
    Dividends declared                  --        --           --          --           --          (200)
                                   -------      ----      -------       -----       ------      --------

BALANCE-December 31, 1997               --        --           --          --        8,588         7,525
    Net loss and capital prior to
      S Corporation termination         --        --           --          --          172          (163)
    S Corporation termination           --        --       16,122          --       (8,760)       (7,362)
    Common stock issuance               --        56       39,983          --           --            --
    Combination transaction             --        69       10,156          --           --            --
    Restricted stock issuance           --         1          875        (876)          --            --
    Net loss after S Corporation
      termination                       --        --           --          --           --       (41,637)
                                   -------      ----      -------       -----       ------      --------
BALANCE-December 31, 1998          $    --      $126      $67,136       $(876)      $   --      $(41,637)
                                   =======      ====      =======       =====       ======      ========

          The accompanying notes are an integral part of these Consolidated Financial Statements.

                                            MILLER EXPLORATION COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                              FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                         --------------------------------

                                                                         1998         1997          1996
                                                                         ----         ----          ----
                                                                                     (NOTE 1)      (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $(41,800)     $    28       $   628
    Adjustments to reconcile net income (loss) to net cash from operating activities-
          Depreciation, depletion and amortization  .  .  .  .  .        15,933        2,520         2,629
          Cost ceiling writedown  .  .  .  .  .  .  .  .  .  .  .        35,085           --            --
          Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .        (1,052)          --            --
          Deferred revenue  .  .  .  .  .  .  .  .  .  .  .  .  .           (49)         (58)          (27)
          Changes in assets and liabilities-
             Accounts receivable  .  .  .  .  .  .  .  .  .  .  .        (1,850)         137        (1,010)
             Other current assets .  .  .  .  .  .  .  .  .  .  .         2,952       (3,432)         (360)
             Other assets.  .  .  .  .  .  .  .  .  .  .  .  .  .          (118)          --            --
             Accounts payable  .  .  .  .  .  .  .  .  .  .  .  .         6,786        2,761           252
             Accrued expenses and other current liabilities  .  .         2,962           34            50
                                                                       --------      -------       -------
                Net cash flows provided by operating activities .        18,849        1,990         2,162
                                                                       --------      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures  .  .  .  .  .  .  .       (46,950)      (8,822)       (6,184)
    Acquisition of properties  .  .  .  .  .  .  .  .  .  .  .  .       (51,011)          --            --
    Advance payment of natural gas sales.  .  .  .  .  .  .  .  .            --           --           185
    Proceeds from sale of oil and gas properties and purchases of
       equipment, net .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         3,065        2,955         1,256
                                                                       --------      -------       -------
                Net cash flows used in investing activities  .  .       (94,896)      (5,867)       (4,743)
                                                                       --------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal.  .  .  .  .  .  .  .  .  .  .  .  .  .        (5,178)        (572)          (55)
    Borrowing on long-term debt.  .  .  .  .  .  .  .  .  .  .  .        35,500        3,512         3,135
    Contributions, return of capital and stock proceeds, net .  .        45,601          873           (69)
    Payments of dividends.  .  .  .  .  .  .  .  .  .  .  .  .  .            --         (200)         (200)
                                                                       --------      -------       -------
             Net cash flows provided by financing activities .  .        75,923        3,613         2,811
                                                                       --------      -------       -------


NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (124)        (264)          230
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
    PERIOD.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           146          410           180
                                                                       --------      -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.  .  .  .  .  .  .      $     22      $   146       $   410
                                                                       ========      =======       =======
    SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for--
       Interest .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $  1,571      $ 1,373       $ 1,122
                                                                       ========      =======       =======

        The accompanying notes are an integral part of these Consolidated Financial Statements.

                        MILLER EXPLORATION COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF OPERATIONS

     THE COMBINATION TRANSACTION

     Miller Exploration Company ("Miller" or the "Company") was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests (collectively, the "Combined Assets") owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the "affiliated entities," all Michigan corporations owned by Miller family members who are beneficial owners of MOC) in exchange for an aggregate consideration of approximately 5.3 million shares of Common Stock of Miller. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with consummation of an initial public offering (the "Offering").

     INITIAL PUBLIC OFFERING

     On February 9, 1998, the Company completed the Offering of its Common Stock and concurrently completed the Combination Transaction. On that date, the Company sold 5.5 million shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 62,500 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters' over-allotment option.

     The consolidated financial statements as of and for the year ended December 31, 1998 include the accounts of the Company and its subsidiaries after taking into effect the Offering and the Combination Transaction. The financial statements as of and for the periods ending in 1997 and 1996 include the accounts of the Company and its affiliated entities (as defined above) before the Offering and the Combination Transaction.

     OTHER TRANSACTIONS COMPLETED CONCURRENTLY WITH THE INITIAL PUBLIC
OFFERING

     In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated concurrently with the Offering was the exchange by the Company of an

                         MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

aggregate of approximately 1.6 million shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998). The financial statements as of and for the periods ending in 1997 and 1996 do not include the activities of these non-affiliated interests.

     In November 1997, the Company entered into a Purchase and Sale Agreement, whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation ("AHC") for $48.8 million, net of post-closing adjustments. This purchase was consummated concurrently with the Offering. This acquisition was accounted for under the purchase method of accounting and was financed with the use of proceeds from the Offering and with new bank borrowings. The financial statements as of and for the periods ending in 1997 and 1996 do not include the activities of these AHC interests.

     In February 1998, MOC terminated its S corporation status which required the Company to reclassify combined equity and retained earnings as additional paid-in capital.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

     PRINCIPLES OF COMBINATION

     The accompanying financial statements as of and for the periods ending in 1997 and 1996 include the accounts of Miller, MOC and the other affiliated entities (as defined above), all of which share common ownership and management. The Combination Transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests, as prescribed by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 47 because of the high degree of common ownership among, and the common control of, the combined entities. Accordingly, the accompanying accounts as of and for the periods ending in

                         MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)  ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

1997 and 1996 have been prepared using the historical costs and results of operations of the affiliated entities. There were no differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated.

     NATURE OF OPERATIONS

     The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in four regions: the Mississippi Salt Basin of central Mississippi; the onshore Gulf Coast region of Texas and Louisiana; the Blackfeet Indian Reservation of the southern Alberta Basin in Montana; and the Michigan Basin.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OIL AND GAS PROPERTIES

     The Company follows the full cost method of accounting and capitalizes all costs related to its exploration and development program, including the cost of nonproductive drilling and surrendered acreage. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Under this method, the proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains and losses are not recognized. The capitalized costs are amortized on an overall unit-of-production method based on total estimated proved oil and gas reserves. Additionally, certain costs associated with major development projects and all costs of unevaluated leases are excluded from the depletion base until reserves associated with the projects are proved or until impairment occurs.

     To the extent that capitalized costs (net of accumulated depreciation, depletion and amortization) exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. At December 31, 1998, the Company recognized a non-cash cost ceiling writedown in the amount of $35.1 million. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represents the March 1999 closing commodity prices. The Company did not have any such charges against earnings during the years ended December 31, 1997 or 1996.

                         MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment is included in other assets in the accompanying balance sheets and consists primarily of office furniture, equipment and computer software and hardware. Depreciation and amortization are calculated using straight-line and accelerated methods over the estimated useful lives of the related assets, which typically range from five to 20 years.

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

     OTHER CURRENT ASSETS

     At December 31, 1997, other current assets included a $2.5 million down payment of the purchase price to AHC. Additionally, $0.4 million of costs directly attributable to the Offering had been deferred, and were subsequently charged against the gross proceeds of the Offering.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

                         MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved oil and natural gas properties. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.

     OTHER

     For significant accounting policies regarding income taxes, see Note 3; for earnings per share, see Note 4; for financial instruments, see Note 7; for risk management activities and derivative transactions, see Note 8; and for stock-based compensation, see Note 10.

(3)  INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

     Before consummation of the Offering, the Company and the combined entities either elected to be treated as S corporations under the Internal Revenue Code or were otherwise not taxed as entities for federal income tax purposes. The taxable income or loss has therefore been allocated to the equity owners of the Company and the affiliated entities. Accordingly, no provision was made for income taxes in the accompanying financial statements as of and for the periods ending in 1997 and 1996.

                   MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  INCOME TAXES (CONTINUED)

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

     Included in the deferred income tax provision for the year ended December 31, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, for the differences between tax basis and financial reporting basis, upon consummation of the Offering and the termination of MOC's S corporation status. The effective income tax rate for the Company for the year ended December 31, 1998, was different than the statutory federal income tax rate for the following reasons (in thousands):

    Net loss  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $(41,800)
    Add back:
       Income tax provision  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            4,120
                                                                                    --------
    Pre-tax loss .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (37,680)

    Income tax provision (benefit) at the federal statutory rate .  .  .  .          (12,811)
    Deferred tax liabilities recorded upon the Offering .  .  .  .  .  .  .            5,392
    Valuation allowance.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           11,700
    All other, net  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             (161)
                                                                                    --------
    Income tax provision  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $  4,120
                                                                                    ========

          The components of the provision of income taxes for the year ended December 31, 1998 are as follows (in thousands):

                   MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  INCOME TAXES (CONTINUED)

    Currently payable .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $   --
    Deferred to future periods .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          4,120
                                                                                   ------
    Total income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         $4,120
                                                                                   ======

     The principal components of the Company's deferred tax assets (liabilities) recognized in the balance sheet as of December 31, 1998 are as follow (in thousands):

    Deferred tax liabilities:
        Unsuccessful well and lease costs  .  .  .  .  .  .  .  .  .  .  .           $ (3,655)
        Intangible drilling costs .  .  .  .  .  .  .  .  .  .  .  .  .  .             (3,923)
        Financial statement carrying value in excess of tax basis
         of purchased assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             (1,503)
        Other.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .               (807)
    Deferred tax assets:
        Net operating loss carryforward .  .  .  .  .  .  .  .  .  .  .  .             14,705
                                                                                     --------
    Net deferred tax assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .              4,817
    Less: Valuation allowance  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            (11,700)
                                                                                     --------
    Net deferred tax liability .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           $ (6,883)
                                                                                     ========

     SFAS No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal 1998, the Company recorded a $35.1 million cost ceiling writedown. The writedown and significant tax net operating loss carryforwards resulted in a net deferred tax asset at December 31, 1998. The Company believes it is more likely than not that a portion of the deferred tax assets will not be realized, therefore, the Company has recorded a valuation allowance. At December 31, 1998, the Company had regular tax net operating loss carryforwards of

                   MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  INCOME TAXES (CONTINUED)

approximately $3.0 million. This loss carryforward amount will expire during 2012. The Company also had a percentage depletion carryforward of approximately $0.2 million at December 31, 1998, which is available to offset future federal income taxes payable and has no expiration date.

(4)  EARNINGS PER SHARE

     In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

     Earnings per share has been omitted from the statement of operations for the years ended December 31, 1997 and 1996, since such information is not meaningful and the historically combined Company (prior to the Combination Transaction) was not a separate legal entity with a singular capital structure. The computation of earnings per share for the year ended December 31, 1998 is as follows (in thousands, except per share data):

    Net loss attributable to basic and diluted EPS.  .  .  .  .  .  .        $(41,800)

    Average common shares outstanding applicable to basic EPS .  .  .          11,153
    Add:  options treasury shares and restricted stock  .  .  .  .  .              --
                                                                             --------
    Average common shares outstanding applicable to diluted EPS  .  .          11,153

    Earnings (loss) per share:
        Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        $  (3.75)
                                                                             --------
        Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        $  (3.75)
                                                                             --------

Options and restricted stock were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because their effect was antidilutive.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     The payments received by the Company are reflected on a gross basis in the accompanying consolidated financial statements and the associated proved reserves also are reflected in the accompanying supplemental oil and gas disclosures to the consolidated financial statements.

     During 1995 and 1996, the Company also received advance cash payments from MSLP of approximately $1.6 million. These proceeds have been recorded as deferred revenue, which will be recognized in income as the natural gas volumes under the agreement are delivered.

     The payments to be received by the Company, arising from this agreement, are collateralized by a mortgage on the respective natural gas properties.

(6)  LONG-TERM DEBT

     In connection with the Offering, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency
("BMO"). The Credit Facility consists of a three-year revolving line of credit converting to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The borrowing base may not exceed $75.0 million.
Amounts advanced under the Credit Facility bear interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank
Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal hydrocarbon property of the Company, including its oil and gas properties. At December 31, 1998, $35.5 million was outstanding under the Credit Facility.

     As a result of decreased proved oil and gas reserves at December 31, 1998, BMO has notified the Company that the Company's borrowing base was in noncompliance and certain principal obligations were being accelerated during 1999. Additionally, the Company was in violation of certain negative covenants under the Credit Facility, primarily as a result of the $35.1 million non-cash cost ceiling writedown at December 31, 1998.

     On April 14, 1999, the Company and BMO signed the Second Amendment to the Credit Facility which includes: (i) terms requiring the Company to make principal payments to BMO of $3.0 million by May 1, 1999, $3.0 million by May 31, 1999 and $1.0 million by the first of each month during the period July through October 1999, inclusive; (ii) terms requiring that all outstanding borrowings bear interest at the prime rate plus 3.5%; (iii) a waiver of all negative covenant violations until October 15, 1999 (the "re-determination date"); (iv) revised negative covenant provisions which take effect on the re-determination date; (v) a requirement to submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base; (vi) a requirement that all proceeds from the sales of oil and gas properties, additional debt financings or equity offerings, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vii) a requirement for a $300,000 amendment fee payable to BMO at the re-determination date. At the re-determination date, the Company will be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. To fulfill the May 1999 principal and interest obligations, management plans to sell certain oil and gas property interests to business partners, investors and affiliated entities. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying additional sources for debt financing.

     On April 14, 1999, the Company signed a $4.7 million note payable with one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $3.8 million at December 31, 1998, and

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

     On April 14, 1999, the Company also signed an agreement (the "Warrant Agreement") to issue warrants that entitle Veritas to subscribe and purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note
Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants will be determined on a five-day average closing price of the Company's Common Stock. The exercise price of each warrant is $0.01 per share. The Company has the option, in lieu of issuing warrants, at the 12 and 18 month anniversaries to make a cash payment to Veritas, equivalent to 9% of the then current principal balance of the Veritas Note Payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also signed an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants.
The shares required to be registered include only those shares required to be issued at each six month anniversary.

     In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a note payable to AHC (the "AHC Note Payable") of $3.0 million (at December 31, 1998) which is payable on the anniversary date of the closing as follows: $0.5 million in 1999, $1.0 million in 2000 and $1.5 million in 2001.

     At December 31, 1997, the Company had a notes payable balance of approximately $4.9 million which represented a borrowing against a $5.0 million bank line-of-credit, another $1.0 million bank line-of-credit and a $0.7 million term loan payable to a bank. These notes and term loan were paid in full during February 1998 from the proceeds of the Offering.

     Pursuant to a promissory note dated November 26, 1997, the C.E. Miller Trust loaned on an unsecured basis $2.5 million to MOC, which MOC used to fund a down payment made in connection with the Combination Transaction. This note was paid in full during February 1998 from the proceeds of the Offering.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company's long-term debt consisted of the following as of December 31, 1998 and 1997 (in thousands):

                                                           1998      1997
                                                         -------   -------
          BMO Credit Facility                           $  35,500  $    --
          Veritas Note Payable                              3,837       --
          AHC Note Payable                                  3,000       --
          Bank lines-of-credit and term loan                   --    5,678
          Promissory Note Payable to C.E. Miller Trust         --    2,500
                                                        --------- --------
                 Total                                     42,337    8,178

          Less current portion of long-term debt          (10,500)  (7,697)
                                                        --------- --------
                                                        $  31,837  $   481
                                                        ========= ========

     The Company's minimum principal requirements as of December 31, 1998 are as follows (in thousands):

                    1999. . . . . . . . . .  $    10,500
                    2000. . . . . . . . . .        1,000
                    2001. . . . . . . . . .       12,337
                    2002. . . . . . . . . .        8,500
                    2003. . . . . . . . . .        8,500
                    Thereafter. . . . . . .        1,500
                                             -----------
                                             $    42,337
                                             ===========


(7)  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  FINANCIAL INSTRUMENTS (CONTINUED)

     CASH, TEMPORARY CASH INVESTMENTS, ACCOUNTS RECEIVABLES, ACCOUNTS PAYABLE AND NOTES PAYABLE

     The carrying amount approximates fair value because of the short maturity of those instruments.

     LONG-TERM DEBT

     The interest rate on the Credit Facility is reset every 30 days to reflect current market rates. Consequently, the carrying value of the Credit Facility approximates fair value.

     HEDGING ARRANGEMENTS

     Refer to Note 8 for a description of the Company's price hedging arrangements and the fair values of the arrangements.

(8)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     The Company uses a variety of derivative instruments to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria:
(i) the item to be hedged exposes the Company to price or interest rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

     COMMODITY PRICE HEDGES

     In 1997, the Company began to periodically enter into hedging arrangements to manage price risks related to crude oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. For the year ended December 31, 1998, the Company had approximately $0.8 million of hedging gains which are included in natural gas revenues in the consolidated statements of operations. For the year ended December 31, 1998, the Company had hedged 36% of its natural gas production, and as of December 31, 1998, the Company had .05 Bcf of open natural gas contracts for the months of February 1999 and March 1999. Subsequent to December 31, 1998, the Company entered into additional

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (CONTINUED)

natural gas contracts for approximately .39 Bcf for the time period of April 1999 to June 1999. Open contracts totaling .05 Bcf have been settled subsequently in 1999, resulting in hedge profits of approximately $0.01 million.

     INTEREST RATE HEDGE

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The notional amount of the Company's interest rate swap was $25.0 million at December 31, 1998, and had a fair value of approximately $0.2 million. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the term of the hedged agreement, which was to expire February 9, 2001. Subsequent to year-end, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

(9)  COMMITMENTS AND CONTINGENCIES

     LEASING ARRANGEMENTS

     The Company leases its office building in Traverse City, Michigan from a related party. The lease term is for five years beginning in 1996 and contains an annual 4% escalation clause. The Company also leases office space in Houston, Texas; Jackson, Mississippi; and Columbia, Mississippi; as well as warehouse space in Columbia, Mississippi. The lease agreements in Houston and Jackson were signed by the Company in September 1997 and April 1998, respectively. Each lease has a five year term. The lease for office and warehouse space in Columbia was assumed through the purchase of certain crude oil and natural gas properties from AHC in February 1998, as more fully discussed in Note 1. The Columbia lease term ends in June 2001.

     Future minimum lease payments required of the Company for years ending December 31, are as follows (in thousands):

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

              1999 .  .  .  .  .  .  .  .  .  .  .  .  .    $ 254
              2000 .  .  .  .  .  .  .  .  .  .  .  .  .      255
              2001 .  .  .  .  .  .  .  .  .  .  .  .  .      210
              2002 .  .  .  .  .  .  .  .  .  .  .  .  .      142
              2003 .  .  .  .  .  .  .  .  .  .  .  .  .       31
              Thereafter .  .  .  .  .  .  .  .  .  .  .       --
                                                            -----
                                                            $ 892
                                                            =====

     Total net rent expense under these lease arrangements was $198,547, $103,464 and $59,735 for the years ended December 31, 1998, 1997 and 1996, respectively.

     EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) savings plan (the "Plan") covering substantially all eligible employees. The Plan provides for discretionary matching contributions by the Company. Contributions charged against operations totaled $66,359, $64,348 and $42,278 for the years ended December 31, 1998, 1997 and 1996, respectively.

     TAX CREDIT AND ROYALTY PARTICIPATION PROGRAMS

     Various employees were eligible to participate in the Company's Tax Credit and Royalty Participation Programs, which were designed to provide incentive for certain key employees of the Company. Under the programs, the employees were entitled to receive cash payments from the Company, based on overriding royalty working interests, fees, reimbursements and other financial items. These payments to the employees, which were charged against operations, totaled $54,611, $134,916 and $116,236 for the years ended December 31, 1998, 1997 and 1996, respectively. These programs were terminated upon the consummation of the Offering.

     OTHER

     In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings. Management cannot predict

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations.

(10) STOCK-BASED COMPENSATION

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of
1.2 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. Upon consummation of the Offering in February 1998, a total of 577,850 stock options were granted by the Company to directors, corporate officers and other full-time employees of the Company. Subsequent to February 1998, 54,600 incentive stock options were issued to new employees under the 1997 Plan. Additionally, upon consummation of the Offering, 109,500 shares of restricted stock were granted to certain employees. Since the above stock options have been granted at market price, no compensation cost has been recognized for stock options granted under the 1997 Plan. At the time of the issuance of the restricted stock, compensation expense of approximately $0.9 million was deferred. The restricted stock will begin to vest at cumulative increments of one-half of the total number of restricted stock of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock are subject to the risk of forfeiture during the vesting period, compensation expense will be recognized over the two-year vesting period as the risk of forfeiture passes.

     Also in February 1998, the Company made a one-time grant of an aggregate of 272,500 stock options to certain officers pursuant to the terms of stock option agreements entered into between the Company and the officers.

     The Company accounts for all stock options issued under the provisions and related interpretations of Accounting Principles Board Opinion ("APB")

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10) STOCK-BASED COMPENSATION (CONTINUED)

No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company intends to continue to apply APB No. 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS No. 123.

     The following table sets forth the option transactions for the year ended December 31, 1998:

                                                                               AVERAGE
                                                                SHARES       GRANT PRICE
                                                                ------       -----------
Outstanding at January 1 .  .  .  .  .  .  .  .  .  .  .  .          --            --
    Granted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     904,950         $8.08
    Exercised   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          --            --
    Forfeited   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (500)        $8.00
                                                               --------         -----
Outstanding at December 31  .  .  .  .  .  .  .  .  .  .  .     904,450         $8.08
                                                               ========         =====
Shares Exercisable at December 31 .  .  .  .  .  .  .  .  .          --            --
                                                               --------         -----
Shares Available for Future Grant .  .  .  .  .  .  .  .  .     295,550
                                                               --------
Average Fair Value of Shares
    Granted During Year  .  .  .  .  .  .  .  .  .  .  .  .    $   4.10
                                                               --------

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: (1) dividend yield of 0%; (2) expected volatility of 25.7%; (3) risk-free interest rate of 5.5%; and (4) expected life of 10 years.

     The following table summarizes certain information for the options outstanding at December 31, 1998:

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10) STOCK-BASED COMPENSATION (CONTINUED)

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              -----------------------------------         --------------------
                                             WEIGHTED      WEIGHTED                     WEIGHTED
                                             AVERAGE       AVERAGE                      AVERAGE
RANGE OF                                    REMAINING       GRANT                        GRANT
GRANT PRICES                  SHARES          LIFE          PRICE         SHARES         PRICE
------------                  ------          ----          -----         ------         -----
$5.25 to $10.38.  .  .  .     904,450        9 years        $ 8.08          --           $  --

     The Company's pro forma net income (loss) and earnings (loss) per share of common stock for 1998, had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

                                                       AS REPORTED          PRO FORMA
                                                       -----------          ---------
Net income (loss)  .  .  .  .  .  .  .    .  .  .       $(41,800)           $(42,229)
Earnings (loss) per share of Common Stock
    Basic.  .  .  .  .  .  .  .  .  .  .  .  .  .       $  (3.75)           $  (3.79)
                                                        ========            ========
    Diluted .  .  .  .  .  .  .  .  .  .  .  .  .       $  (3.75)           $  (3.79)
                                                        ========            ========

     The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

(11) RELATED PARTY TRANSACTIONS

     In July 1996, the Company sold the building it occupies to a related party and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement (see Note 9). The Company realized a gain on the sale of the property of approximately $160,000. This gain was deferred and is being amortized in proportion to the gross rental charges under the operating lease.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11) RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company provides technical and administrative services to a corporation controlled by a related party. In connection with this arrangement, $200,000, $200,000 and $100,000 were recognized as management fee income (see Note 14) for the years ended December 31, 1998, 1997 and 1996, respectively.

     A certain stockholder and director of the Company has controlling interest in a corporation that is the operator of jointly owned properties. Payments to this operator for the Company's proportionate share of leasehold, seismic, drilling and operating expenses amounted to $7,370,718, $2,038,938 and $2,878,175 in 1998, 1997 and 1996, respectively. This operator also paid the Company crude oil and natural gas revenues as disclosed in Note 15.

     A certain stockholder and director of the Company is a principal in an organization that provides consulting services to the Company. Consulting fees paid to this organization amounted to $30,738 and $23,514 for 1997 and 1996, respectively. There were no consulting fees paid to this organization in 1998.

     An affiliated entity has signed an agreement to purchase up to a maximum of $6.0 million of the Company's proved or unproved properties prior to May 31, 1999.

(12) CONCENTRATIONS OF RISK

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

     The Company also has a significant concentration of properties in the Mississippi Salt Basin, which are affected by changes in economic and other conditions, including but not limited to crude oil and natural gas prices and operating costs.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13) NON-CASH ACTIVITIES

     During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as discussed in Note 3; acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, as discussed in Note 1; and converted an accounts payable balance of $3.8 million into a note payable, as discussed in Note 6. During 1997, the stockholders contributed approximately $7.6 million of notes payable to MOC as capital. During 1996, the Company converted $1.0 million of its outstanding note payable balance to a five-year term-loan. These non-cash activities have been excluded from the consolidated statements of cash flows.

(14) OTHER OPERATING REVENUES

     The majority of the other operating revenues are reimbursements for general and administrative activities that the Company performs on behalf of partners and investors in jointly owned oil and gas properties. All other management fees that were earned for exploration and development activities have been credited against oil and gas property costs.

(15) SIGNIFICANT CUSTOMERS

     Revenues from certain customers accounted for more than 10% of total crude oil and natural gas sales as follows:

                                                                    FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                                   --------------------
                                                                   1998    1997    1996
                                                                   ----    ----    ----
                Carthage Energy Services Inc. .  .  .  .  .         50%     --%     --%
                Dan A. Hughes Company.  .  .  .  .  .  .  .         21%     30%     19%
                Amerada Hess Corporation.  .  .  .  .  .  .         12%     39%     51%
                Muskegon Development Co .  .  .  .  .  .  .          7%     27%     24%

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     The following estimates of proved reserves and future net cash flows as of December 31, 1998, 1997 and 1996 have been prepared by S.A. Holditch and Associates (as to Michigan Antrim Shale reserves) and Miller and Lents, Ltd. (as to non-Michigan Antrim Shale reserves), independent petroleum engineers. All of the Company's reserves are located in the United States.

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

     The following table sets forth the Company's net proved and proved developed reserves at December 31 for each of the three years in the period ended December 31, 1998, and the changes in the net proved reserves for

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

each of the three years in the period then ended as estimated by petroleum engineers for the respective periods as described in the preceding paragraph:

                                                                                      TOTAL
                                                                                      -----
                                                                           OIL (MBBL)      GAS (MMCF)
                                                                           ----------      ----------
        Estimated Proved Reserves
            December 31, 1995  .  .  .  .  .  .  .  .  .  .  .  .            135.0          15,762.2
                Extensions and discoveries .  .  .  .  .  .  .  .            514.9             553.7
                Purchase of reserves .  .  .  .  .  .  .  .  .  .               --           1,016.1
                Revisions and other changes.  .  .  .  .  .  .  .             40.3           2,054.0
                Production  .  .  .  .  .  .  .  .  .  .  .  .  .            (46.5)         (2,030.0)
                                                                            ------          --------
            December 31, 1996  .  .  .  .  .  .  .  .  .  .  .  .            643.7          17,356.0
                Extensions and discoveries .  .  .  .  .  .  .  .             10.6           3,629.8
                Revisions and other changes.  .  .  .  .  .  .  .            161.6          (1,129.5)
                Production  .  .  .  .  .  .  .  .  .  .  .  .  .            (47.4)         (2,241.2)
                                                                            ------          --------
            December 31, 1997  .  .  .  .  .  .  .  .  .  .  .  .            768.5          17,615.1
                Extensions and discoveries .  .  .  .  .  .  .  .            130.1           5,863.7
                Purchases of reserves.  .  .  .  .  .  .  .  .  .            308.3          23,086.7
                Revisions and other changes.  .  .  .  .  .  .  .             63.3          (8,586.1)
                Production  .  .  .  .  .  .  .  .  .  .  .  .  .           (247.6)         (8,953.3)
                Sales of reserves .  .  .  .  .  .  .  .  .  .  .            (30.9)           (104.2)
                                                                            ------          --------
            December 31, 1998  .  .  .  .  .  .  .  .  .  .  .  .            991.7          28,921.9
                                                                            ------          --------

        Estimated Proved Developed Reserves
                December 31, 1996 .  .  .  .  .  .  .  .  .  .  .            121.0          15,221.2
                                                                            ======          ========
                December 31, 1997 .  .  .  .  .  .  .  .  .  .  .            130.2          13,964.4
                                                                            ======          ========
                December 31, 1998 .  .  .  .  .  .  .  .  .  .  .            991.7          28,641.6
                                                                            ======          ========

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve and production volumes estimated by the Company's petroleum engineers. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

     The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company's crude oil and natural gas reserves at December 31, 1998, 1997 and 1996:

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

                                                                 1998          1997           1996
                                                                 ----          ----           ----
                                                                          (In thousands)
        Future revenues <F1>.  .  .  .  .  .  .  .  .  .  .    $ 66,975      $ 54,896       $ 74,300
        Future production costs <F2> .  .  .  .  .  .  .  .     (20,930)      (19,091)       (21,326)
        Future development costs <F2>.  .  .  .  .  .  .  .      (1,532)       (5,300)        (4,348)
                                                               --------      --------       --------
        Future net cash flows  .  .  .  .  .  .  .  .  .  .      44,513        30,505         48,626
        Discount to present value at 10% annual rate.  .  .      (8,088)      (10,571)       (18,561)
                                                               --------      --------       --------
        Present value of future net revenues
          before income taxes  .  .  .  .  .  .  .  .  .  .      36,425        19,934         30,065
        Future income taxes discounted at 10%
          annual rate<F3>.  .  .  .  .  .  .  .  .  .  .  .          --            --             --
                                                               --------      --------       --------
        Standardized measure of discounted future net
          cash flows  .  .  .  .  .  .  .  .  .  .  .  .  .    $ 36,425      $ 19,934       $ 30,065
                                                               ========      ========       ========
_____________________

<F1> Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.

<F2> Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.

<F3> The 1998 balance is not reduced by income taxes due to the tax basis of the properties and a net operating loss carryforward. Does not include income taxes for 1997 and 1996 as the Company was not subject to federal income taxes until consummation of the Offering in February 1998.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following table sets forth the changes in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 1998, 1997 and 1996:

                                                                1998         1997         1996
                                                                ----         ----         ----
                                                                        (In thousands)
        New discoveries.  .  .  .  .  .  .  .  .  .  .  .    $  9,962     $  4,059      $ 6,318
        Purchase of reserves .  .  .  .  .  .  .  .  .  .      55,803           --        1,102
        Sales of reserves in place .  .  .  .  .  .  .  .        (167)          --           --
        Revisions to reserves.  .  .  .  .  .  .  .  .  .     (18,635)         350        7,887
        Sales, net of production costs.  .  .  .  .  .  .     (17,619)      (5,305)      (5,592)
        Changes in prices .  .  .  .  .  .  .  .  .  .  .     (11,776)     (22,280)        (184)
        Accretion of discount.  .  .  .  .  .  .  .  .  .       1,993        3,006        2,235
        Changes in timing of production and other .  .  .      (3,070)      10,039       (4,055)
                                                             --------     --------      -------
        Net change during the year .  .  .  .  .  .  .  .    $ 16,491     $(10,131)     $ 7,711
                                                             ========     ========      =======

     CAPITALIZED COST RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 1998 and 1997:

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

                                                                     1998           1997
                                                                     ----           ----
                                                                                  (In thousands)
        Proved properties .  .  .  .  .  .  .  .  .  .  .  .       $103,272       $ 29,324
        Unproved properties  .  .  .  .  .  .  .  .  .  .  .         39,995          7,069
                                                                   --------       --------
                                                                    143,267         36,393
        Less-Accumulated depreciation, depletion
          and amortization.  .  .  .  .  .  .  .  .  .  .  .        (63,253)       (12,425)
                                                                   --------       --------
                                                                   $ 80,014       $ 23,968
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

     The following table sets forth costs incurred related to the Company's oil and gas activities for the years ended December 31:

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

                                                                 1998          1997         1996
                                                                 ----          ----         ----
                                                                        (In thousands)
        Property acquisition costs<F1>.  .  .  .  .  .  .       $ 60,974      $ 4,577     $ 2,264
        Exploration costs .  .  .  .  .  .  .  .  .  .  .         32,142        2,226       2,340
        Development costs .  .  .  .  .  .  .  .  .  .  .         17,615        2,019       1,580
                                                                --------      -------     -------
            Total <F2> .  .  .  .  .  .  .  .  .  .  .  .       $110,731      $ 8,822     $ 6,184
                                                                ========      =======     =======
____________________

<F1> Includes $19,556 in 1998 and $757 in 1996 for the acquisition of proved producing properties.

<F2> Includes $12,770 in 1998 of non-cash acquisitions of proved producing and unproved properties in connection with the Combination Transaction as more fully described in Note 1.

     RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996. The results of operations below do not include general and administrative expenses, income taxes and interest expense.

                        MILLER EXPLORATION COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

                                                                 1998         1997        1996
                                                                 ----         ----        ----
                                                                        (In thousands)
        Operating Revenues:
            Natural gas  .  .  .  .  .  .  .  .  .  .  .  .    $ 18,336     $ 5,819     $ 5,614
            Crude oil and condensate .  .  .  .  .  .  .  .       2,646         964       1,101
                                                               --------     -------     -------
               Total operating revenues .  .  .  .  .  .  .    $ 20,982       6,783       6,715
                                                               --------     -------     -------
        Operating expenses:
            Lease operating expenses and production taxes .    $  3,363       1,478       1,123
            Depreciation, depletion and amortization.  .  .      15,933       2,520       2,629
            Cost ceiling  writedown  .  .  .  .  .  .  .  .      35,085          --          --
               Total operating expenses .  .  .  .  .  .  .      54,381       3,998       3,752
                                                               --------     -------     -------
        Results of operations  .  .  .  .  .  .  .  .  .  .    $(33,399)    $ 2,785     $ 2,963
                                                               ========     =======     =======

                        MILLER EXPLORATION COMPANY
                   SUPPLEMENTAL QUARTERLY FINANCIAL DATA

UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                       QUARTER ENDED
                                                     --------------------------------------------------
                                                     MARCH 31      JUNE 30        SEPT. 30      DEC. 31
                                                     --------      -------        --------      -------
                                                            (In thousands, except per share data)
1998

Total Operating Revenues.  .  .  .  .  .  .  .       $ 4,236       $ 5,727        $ 5,858       $ 5,990

Operating Income (Loss) .  .  .  .  .  .  .  .            39         1,066            592       (37,742)

Net Income (Loss) .  .  .  .  .  .  .  .  .  .        (5,581)          601            100       (36,920)

Earnings per share:
  Basic  .  .  .  .  .  .  .  .  .  .  .  .  .         (0.79)         0.05           0.01         (3.02)
  Diluted.  .  .  .  .  .  .  .  .  .  .  .  .         (0.79)         0.05           0.01         (3.02)

1997

Total Operating Revenues.  .  .  .  .  .  .  .       $ 2,308       $ 1,538        $ 1,685       $ 1,881

Operating Income (Loss) .  .  .  .  .  .  .  .           903           115            242           (32)

Net Income (Loss) .  .  .  .  .  .  .  .  .  .           721           (93)          (290)         (310)

1996

Total Operating Revenues.  .  .  .  .  .  .  .       $ 1,440       $ 1,622        $ 1,868       $ 2,180

Operating Income  .  .  .  .  .  .  .  .  .  .           288           382            677           420

Net Income  .  .  .  .  .  .  .  .  .  .  .  .            81           125            352            70

                    UNAUDITED PRO FORMA FINANCIAL DATA

     The pro forma unaudited financial data set forth below has been prepared to give effect to the Combination Transaction and the Offering and the application of the estimated net proceeds therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview." The pro forma unaudited statements of operations for the years ended December 31, 1998 and 1997 were prepared on the basis that the Combination Transaction and the Offering occurred on January 1, 1997. Pro forma data gives effect to the revenues and direct operating expenses of the properties acquired from the non-affiliated participants in the Combination Transaction (the "Acquired Properties"). In addition, the pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma financial statements and are not necessarily indicative of the results of future operations of the Company. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements.

                        MILLER EXPLORATION COMPANY

                    PRO FORMA STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)
                                                                           FOR THE YEAR
                                                                         ENDED DECEMBER 31,
                                                                        --------------------
                                                                        1998            1997
                                                                        ----            ----
Revenues:
    Natural gas<F1>.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 19,810        $ 20,774
    Crude oil and condensate<F1>  .  .  .  .  .  .  .  .  .  .  .        2,833           3,711
    Other operating revenues.  .  .  .  .  .  .  .  .  .  .  .  .          829             629
                                                                      --------         -------
      Total operating revenues .  .  .  .  .  .  .  .  .  .  .  .       23,472          25,114
                                                                      --------         -------
Operating expenses:
    Lease operating expenses and production taxes<F1>  .  .  .  .        3,571           2,423
    Depreciation, depletion and amortization<F2> .  .  .  .  .  .       16,537           7,812
    General and administrative<F3>.  .  .  .  .  .  .  .  .  .  .        3,175           2,606
    Cost ceiling writedown  .  .  .  .  .  .  .  .  .  .  .  .  .       34,428              --
                                                                      --------         -------
      Total operating expenses .  .  .  .  .  .  .  .  .  .  .  .       57,711          12,841
                                                                      --------         -------


Operating income (loss)  .  .  .  .  .  .  .  .  .  .  .  .  .  .      (34,239)         12,273
                                                                      --------         -------

Interest expense<F4>  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (1,635)         (1,125)
                                                                      --------         -------

Income (loss) before income taxes .  .  .  .  .  .  .  .  .  .  .      (35,874)         11,148
                                                                      --------         -------

Provision (credit) for income taxes<F5> .  .  .  .  .  .  .  .  .         (716)          2,710
                                                                      --------         -------

Net income (loss)  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $(35,158)        $ 8,438
                                                                      ========         =======

Earnings (loss) per share<F6>:
    Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $  (2.81)        $  0.68
    Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (2.81)           0.68

Average number of shares outstanding<F6>:
    Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       12,493          12,493
    Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       12,493          12,493

-----------------

Notes to pro forma financial data (unaudited):

<F1> Includes results of operations from the Acquired Properties.

<F2> Reflects the estimated additional depreciation, depletion and amortization expense resulting from the acquisition of the Acquired Properties using the unit-of-production method.

<F3> Reflects estimated incremental general and administrative expenses expected to be incurred as a direct result of increased operations after the Combination Transaction. Such expenses are primarily from increased salaries and additional new employees to perform administrative and operational activities ($0.5 million per year) and the elimination of the Royalty Participation Program ($0.1 million per year). Excluded from this amount is $0.3 million of non-recurring bonuses paid to certain employees of the Company in connection with consummation of the Offering.

<F4> Reflects the reduction in interest expense attributable to MOC shareholder notes being contributed in connection with the Combination Transaction, resulting in the cancellation of the indebtedness, the cancellation of other indebtedness with the use of proceeds from the Offering and the increase in interest expense from the new borrowing under the Credit Facility.

<F5> Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet. This non-recurring charge has been excluded from the statements.

<F6> Reflects the issuance of Common Stock in exchange for certain of the
     Combined Assets in the Combination Transaction and the issuance of Common Stock in the Offering.

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

  3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

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

  10.17 First Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated June 24, 1998.

  10.18 Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999.

  10.19 Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999.

  10.20 $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

  10.21 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

  10.22 Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.

  11.1      Computation of Earnings per Share.

  21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  23.1      Consent of S.A. Holditch & Associates.

  23.2      Consent of Miller and Lents, Ltd.

  23.3      Consent of Arthur Andersen LLP.

  24.1      Limited Power of Attorney.

  27.1      Financial Data Schedule.
____________________

<F*> Management contract or compensatory plan or arrangement.