Form 10-K/A
period 1998-12-31
MILLER EXPLORATION CO
filed 1999-04-30
CIK 1048740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)
          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.0-23431

                           MILLER EXPLORATION COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                 38-3379776
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


    3104 Logan Valley Road
    Traverse City, Michigan                                49685-0348
----------------------------------------          ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:                                    (616)941-0004
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X          No   _______
           -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 29, 1999 was $17,270,170.

     The registrant had 12,560,124 shares of Common Stock outstanding on April 29, 1999.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to include Items 10, 11, 12 and 13 as follows:

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     Biographical information as of April 23, 1999, is presented below for each person who is either nominated for election as a director at the Annual Meeting or is continuing as an incumbent director, and for each of the executive officers of the Company.

     C.E. "Gene" Miller (age 69) has served as the Chairman of the Board and a director of the Company since its founding in 1997 and of Miller Oil Corporation, the Company's predecessor ("MOC"), since MOC's founding in 1986. Since 1982, Mr. Miller has served as President, Secretary and Treasurer of Eagle, an oil and gas investment company affiliated with the Company, and since 1990 has served as President, Secretary and Treasurer of Eagle International, an international oil and gas development company also affiliated with the Company. Mr. Miller has been involved in the domestic oil and gas industry for over 35 years, primarily in Michigan and Texas. Mr. Miller is a past president of the Michigan Oil and Gas Association and also served as a director of that organization. Mr. Miller previously served as a vice president and director and on the Executive Committee of the Independent Petroleum Association of America, and as a director of the National Stripper Well Association. In addition, Mr. Miller has been involved in a number of civic activities and is a member of several boards of directors. Mr. Miller is the father of Kelly E. Miller, the Company's President and Chief Executive Officer, and the father-in-law of Douglas A. Bell, the Company's Vice President-Production.

     Frank M. Burke, Jr. (age 59) has served as a director of the Company since February 2, 1998. Mr. Burke has served as Chairman, Chief Executive Officer and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment and consulting company located in Dallas, Texas, since 1984. Burke, Mayborn Company Ltd. provides strategic and financial consulting to selected individuals and entities. From 1960 to 1984, Mr. Burke was associated with Peat, Marwick, Mitchell & Co., an international firm of certified public accountants. Mr. Burke was elected partner in 1968, and served as a member of the Peat Marwick Board of Directors from 1978 to 1984. During the same period Mr. Burke served as Chairman, Energy Group for Peat Marwick International and National Director of Energy and Natural Resources for Peat Marwick in the United States. Mr. Burke presently serves as a director of Kaneb Services, Inc. (NYSE), Kaneb Pipe Line Partners, L.P. (NYSE) and CMS Oil & Gas Co., a wholly owned subsidiary of CMS Energy Corporation (NYSE). In addition, Mr. Burke serves on the board of directors of numerous private corporations.

     Kelly E. Miller (age 44) has served as the President, Chief Executive Officer and a director of the Company since its founding in 1997 and as President and a director of MOC since MOC's founding in 1986. Since 1982, Mr. Miller has served as a Vice President of Eagle. Mr. Miller serves on the Board of Governors of the Independent Petroleum Association of America and the Boards of Directors of the Michigan Oil and Gas Association and Republic Bancorp, Inc. (NASDAQ). Mr. Miller has been involved in the oil and gas industry since 1978, focusing his efforts in the areas of strategic planning, prospect development, acquisition and administration. Mr. Miller received a B.S. degree with a major in Petroleum Geology and a B.B.A. degree with a major in Petroleum Land Management from the University of Oklahoma. Mr. Miller also completed the Owner/President Management Program (OPM) through the Harvard University Graduate School of Business. Mr. Miller is a Certified Petroleum Geologist with the American Association of Petroleum Geologists, an international geological organization. Mr. Miller is the son of C.E. Miller, the Company's Chairman of the Board, and the brother-in-law of Douglas A. Bell, the Company's Vice President-Production.

     Dan A. Hughes Jr. (age 41) has served as a director of the Company since February 2, 1998. Mr. Hughes is a partner in Dan A. Hughes Company, an oil and gas exploration company located in Beeville, Texas, and has served as Exploration Manager of Dan A. Hughes Company since 1985. Mr. Hughes currently serves on the Regional Board of Trustees for the Independent Petroleum Association of America and as Vice President for the Lower Gulf Coast District for Texas Mid-Continent Oil & Gas Association. Mr. Hughes has been active in the oil and gas industry for more than 20 years, overseeing exploration and development activities in Texas and Louisiana, as well as internationally. Mr. Hughes received a B.B.A. degree from Texas A&M University and attended Texas A&M University for post graduate studies in geology. Mr. Hughes is involved in a number of civic activities and is a member of several boards of directors and executive committees.

     Richard J. Burgess (age 68) has served as a director of the Company since January 12, 1999. Mr. Burgess served as President and CEO of NOMECO before retiring in 1994. NOMECO later became CMS Oil and Gas Company which is a wholly owned subsidiary of CMS Energy Corporation (NYSE). Mr. Burgess received a B.S. degree (honors) in Geology from the University of Manitoba and has held various positions in the oil and gas industry since 1954. Mr. Burgess currently serves on the Board of Directors of ROC Oil Company, Seagull Energy, Command Petroleum and Sydney Oil Company, Michigan Oil and Gas Association, American Association of Petroleum Geologists, Independent Petroleum Association of America and various other industry organizations.

     William J. Baumgartner (age 44) has served as the Vice President-Finance, Chief Financial Officer and Secretary and as a director of the Company since its founding in 1997, and he served as Vice President-Finance and Chief Financial Officer of MOC from 1991 until the founding of the Company. Mr. Baumgartner previously held the positions of Controller, Treasurer and Secretary of MOC.
Mr. Baumgartner was employed in public accounting and with various independent oil and gas exploration entities before joining MOC in 1985. Mr. Baumgartner graduated from Ferris State University in 1979 with a B.S. degree in Accounting. Mr. Baumgartner is a member of the Michigan Oil and Gas Association and the Independent Petroleum Association of America.

     William Casey McManemin (age 38) has served as a director of the Company since February 2, 1998. Mr. McManemin is a Registered Professional Engineer in the state of Texas, and he received a B.S. degree in Petroleum Engineering from Texas A&M University. Since 1988 Mr. McManemin has served as an officer, shareholder and director of the Manager of SASI Minerals Company and the General Partner of Spinnaker Royalty Company, L.P. In addition, since September 1993, Mr. McManemin has served as an officer, shareholder and director of the General Partner of Republic Royalty Company. All of such companies are engaged in oil and gas property acquisition, exploration and development, including activities in several of the same regions and areas in which the Company's present and past activities are located. In addition to membership in numerous oil and gas industry associations, Mr. McManemin is a member of the Executive Committee of the Board of Trustees of The St. Mark's School of Texas.

     Kenneth J. Foote (age 42) has served as a director of the Company since February 2, 1998. Mr. Foote has served as a managing director of First National Acceptance Company, a private financial services company, since 1987. Mr. Foote's primary responsibilities are in the areas of financial analysis, taxation and strategic planning. Additionally, Mr. Foote is a director of First National Bank of Michigan. From 1979 to 1982, Mr. Foote worked for the public accounting firm of Arthur Andersen LLP and became a Certified Public Accountant during that time. From 1982 to 1987, Mr. Foote was a principal in two real estate ventures before joining First National Acceptance Company. Mr. Foote has an A.B. degree in economics from Princeton University and received a masters in accounting from New York University.

Executive Officers

     Lew P. Murray (age 43) has served as Vice President-Exploration of the Company since its founding in 1997, and he served in the same capacity for MOC from January 1996 until the Company was founded. Mr.

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

     Douglas A. Bell (age 39) has served as Vice President-Production of the Company since its founding, and he served in the same capacity for MOC from January 1996 until the Company was founded. In addition, Mr. Bell has served in various production-related capacities with affiliates of MOC since his graduation from Lake Superior State University in 1981. Mr. Bell's primary responsibilities include production operations, well completions and reserve analysis. Mr. Bell is the son-in-law of C.E. Miller, the Company's Chairman of the Board, and the brother-in-law of Kelly E. Miller, the Company's President and Chief Executive Officer.

     Michael L. Calhoun (age 39) has served as Vice President-Operations of the Company since January 12, 1998. Mr. Calhoun is a Registered Professional Engineer in the state of Texas and received a B.S. degree in Petroleum Engineering and a B.A. degree in Business Administration from the University of Texas. In addition Mr. Calhoun received a Masters in Business Administration from Southern Methodist University. Since 1989, Mr. Calhoun has served in several capacities for Amerada Hess Corporation, including as a Financial Analyst, Manager of Production, Planning and Control, District Superintendent and, most recently, as Operations Manager for the Gulf Coast District. From 1987 to 1989, Mr. Calhoun served as an engineer for Greenwich Oil Corporation in Dallas, Texas, and from 1985 to 1987 as a field engineer for the Texas Railroad Commission.

Item 11.  Executive Compensation.
          ----------------------

     The following Summary Compensation Table shows certain information concerning the compensation earned during the fiscal year ended December 31, 1998, by the Chief Executive Officer of the Company and each executive officer who earned in excess of $100,000 and who served in positions other than Chief Executive Officer at the end of the last completed fiscal year. The table does not include perquisites and other personal benefits for individuals for whom the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the named executive officers in 1998.


                                                    SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                           ANNUAL COMPENSATION                 COMPENSATION AWARDS
                                           -------------------                 -------------------
                                                                                          NUMBER OF    ALL OTHER
                                                                          RESTRICTED      SHARES       COMPENSATION
NAME AND PRINCIPAL                                          OTHER ANNUAL    STOCK         UNDERLYING   ------------
 POSITION                     YEAR(1)  SALARY    BONUS(2)   COMPENSATION    AWARDS        OPTIONS          (4)
---------------------------   ------   -------   --------   ------------  ---------       -------      ------------
Kelly E. Miller, President    1998    $276,057  $104,750                   $480,000       330,000        $41,487
 and Chief Executive          1997     275,000   207,708                                                  91,374
 Officer



William J. Baumgartner        1998     $146,635  $ 64,745                   $180,000      100,000       $ 3,270
Vice President-Finance,       1997      125,000    30,000                                                15,233
Chief Financial Officer
and Secretary

Lew P. Murray, Vice           1998     $134,231  $ 44,750                   $120,000      100,000       $11,251
President-Exploration         1997      100,000    25,000                                                29,580

Michael L. Calhoun, Vice      1998     $131,885  $  4,560                   $ 16,000       25,000       $   359
President-
Operations

Douglas A. Bell, Vice         1998     $ 78,731  $ 15,252                   $      0       40,000       $   359
President-Production

______________________

(1) Information for 1997 is that of MOC, the Company's predecessor.

(2) Includes contributions made by MOC to its 401(k) Savings Plan on behalf of the individuals listed.

(3) The values of restricted stock awards reported in this column are calculated using the closing market price of Common Stock on the date of grant. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Common Stock, if any. Restricted stock vests at cumulative annual increments of one-half of the total number of shares of restricted stock granted, beginning on the first anniversary of the date of grant. The number of shares of restricted stock held by each named individual and the aggregate value of those shares at the end of the Company's 1998 fiscal year (as represented by the closing price of Common Stock on December 31, 1998), without giving effect to the diminution of value attributable to the restrictions on the Common Stock, are set forth below:

                                                 Number
                                                  of
                                                 Shares           Aggregate Value
                                                 ------           ---------------
    Mr. Miller                                   60,000           $480,000
    Mr. Baumgartner                              22,500            180,000
    Mr. Murray                                   15,000            120,000
    Mr. Calhoun                                   2,000             16,000

(4) The compensation listed in this column for 1998 consisted of payments made by the Company (i) for premiums on travel accident insurance policies as follows: $174 for Mr. Miller; $174 for Mr. Baumgartner; $174 for Mr. Murray; $174 for Mr. Calhoun; and $174 for Mr. Bell; (ii) for royalty program participation as follows: $41,313 for Mr. Miller; $2,642 for Mr. Baumgartner; and $10,656 for Mr. Murray; and (iii) for premiums on life insurance policies as follows: $454 for Mr. Baumgartner; $421 for Mr. Murray; $185 for Mr. Calhoun; and $195 for Mr. Bell. No payments of life insurance premiums were made on behalf of Mr. Miller.

Stock Options

     The Company's 1997 Plan is administered by the Stock Plan Committee of the Board of Directors which has authority to determine the individuals to whom and the terms upon which options will be granted, the number of shares to be subject to each option and the form of consideration that may be paid upon the exercise of an option.

     The following tables set forth information regarding stock options granted to and exercised by the named executive officers during the fiscal year ended December 31, 1998:


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable Value at
                                                                                            Assumed Annual Rates of Stock
                                                                                                       Price
                                                  Individual Grants                         Appreciation for Option Term
                                          --------------------------------                  ----------------------------
                                                 Percent of
                                                   Total
                             Number of            Options
                             Securities         Granted to
                             Underlying         Employees in   Exercise
                              Options             Fiscal       Price per    Expiration
Name                         Granted (1)           Year        Share           Date         0%       5%            10%
----                        -----------         ------------   ---------    -----------     ---      ---           ----
Kelly E. Miller (2)         318,650               31.5%         $8.00        Feb. 8, 2008    $0     $1,405,446     $3,461,680
Kelly E. Miller (2)          11,350                1.1%         $8.80        Feb. 8, 2008    $0     $   55,067     $  135,632
William J. Baumgartner(2)   100,000                9.9%         $8.00        Feb. 8, 2008    $0     $  441,063     $1,086,358
Lew P. Murray               100,000                9.9%         $8.00        Feb. 8, 2008    $0     $  441,063     $1,086,358
Michael L. Calhoun           25,000                2.5%         $8.00        Feb. 8, 2008    $0     $  110,266     $  271,590
Douglas A. Bell              40,000                4.0%         $8.00        Feb. 8, 2008    $0     $  176,425     $  434,543


(1) Options granted during 1998 under the 1997 Plan are exercisable with respect to 20% of the shares beginning on the first anniversary of the date of grant and become exercisable in cumulative 20% installments on each anniversary date thereafter with full vesting occurring on the fifth anniversary date of the grant. Executive officers of the Company are entitled to exercise their options at a price determined by the Stock Plan Committee, which was equal to the fair market value of Common Stock on the date of grant. All options were granted for a term of ten years. Options terminate, subject to certain limited exercise provisions, in the event of death or termination of employment or directorship.

(2) The Company made a one-time grant of 270,000 and 2,500 stock options to Messrs. Kelly Miller and Baumgartner, respectively, pursuant to the terms of stock option agreements entered into between the Company and the named individuals. The exercise price of the options is $8.00 per share and the options vest at the rate of one-fifth per year beginning on the first anniversary of the grant date.

                                          AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                                               AND FISCAL YEAR-END OPTIONS VALUES(1)

                                                                             Value of Unexercised In-the-Money
                        Number of Securities Underlying                                     Options
                      Unexercised Options at Fiscal Year-End                           Fiscal Year-End
                      --------------------------------------                 ---------------------------------
Name                  Exercisable              Unexercisable                  Exercisable        Unexercisable
------------------    -----------              -------------                  -----------        -------------
Kelly E. Miller                 0                 330,000                         $0                    $0
William J.                      0                 100,000                         $0                    $0
 Baumgartner
Lew P. Murray                   0                 100,000                         $0                    $0
Michael L. Calhoun              0                  25,000                         $0                    $0
Douglas A. Bell                 0                  40,000                         $0                    $0

__________________

(1)  No named executive officer exercised any stock options in 1998.

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

Life Insurance Program

     The Company provides, at its sole cost, life insurance in the face amount of $150,000 on each of the lives of Messrs. Baumgartner, Murray, Calhoun and Bell each of whom is entitled to designate the beneficiary of the insurance proceeds. Upon their death, $150,000 will be paid to the beneficiary designated by Messrs. Baumgartner, Murray, Calhoun or Bell. During 1998, the Company paid $454, $421, $195 and $185 in premiums for Messrs. Baumgartner's, Murray's, Calhoun's and Bell's respective policies.

Travel Insurance Program

     The Company provides to each of Messrs. Kelly Miller, C.E. Miller, Baumgartner, Calhoun, Murray and Bell, as well as to C.W. Measley, Jr., Land Manager of the Company and MOC, travel accident insurance in the face amount of $100,000, at no cost. The insurance covers accidental death and disability in the course of business or personal travel anywhere in the world. Each covered person is entitled to designate the beneficiary of the insurance proceeds. During 1998, the Company paid $174 in premiums for each of the policies.

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

     No payments were made to Mr. Baumgartner in 1998 under the Tax Program. The Tax Program was terminated concurrently with consummation of the Company's initial public offering in February 1998 (the "Offering").

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

     During 1998 Messrs. Miller, Baumgartner and Murray received $41,313, $2,642 and $10,656, respectively, under the Royalty Program. The Royalty Program was terminated concurrently with consummation of the Offering.

Compensation Committee Interlocks and Insider Participation

     Messrs. McManemin, Burke, Hughes, Burgess and Foote are members of the Compensation Committee. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Employment Agreements

     The Company intends to enter into employment agreements with each of Messrs. Kelly Miller, Baumgartner, Calhoun, Murray and Morrison that provide for an annual base salary in an amount not less than $250,000 for Mr. Miller, $150,000 for Mr. Baumgartner, $135,000 for Mr. Calhoun, $140,000 for Mr. Murray and $150,000 for Mr. Morrison. Messrs. Miller, Baumgartner, Calhoun, Murray and Morrison also have received option grants, pursuant to the 1997 Plan, to purchase 60,000, 97,500, 25,000, 100,000 and 55,000 shares, respectively, of
Common Stock. The exercise price of the options is $8.00 per share, except that for 11,350 of Mr. Miller's 60,000 shares, the exercise price is $8.80. The options vest at the rate of one-fifth per year beginning on the first anniversary of the grant date. Pursuant to the 1997 Plan, the Company also granted to Messrs. Kelly Miller, Baumgartner, Calhoun, Murray and Morrison 60,000, 22,500, 2,000, 15,000 and 10,000 shares of restricted Common Stock, respectively, which begin to vest at cumulative annual increments of one-half of the total number of restricted shares beginning on the first anniversary of the grant date.

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

     Each of the employment agreements of Messrs. Miller, Baumgartner, Calhoun, Murray and Morrison will have an initial three-year term. At the end of the first year of such initial term and on every anniversary thereafter, the term of each employment agreement automatically will be extended for one year, so that the remaining term of the agreement will never be less than two years. Under each agreement, the officer's employment may be terminated upon his death or "disability," for "cause" or "good reason," (as those terms are defined in the employment agreement) or for any reason upon 45 days' notice by the employee or at will by the Company. Upon discretionary termination of employment by the Company or termination by the employee for good reason, the employee's salary and benefits will be continued for a period of 52 weeks plus four additional weeks for each year of service to the Company. Upon death, disability, discretionary termination by the employee or termination for cause, no severance pay will be paid. Upon a "change in control" (as defined in each employment agreement) of the Company, the term of the employee's employment agreement shall be automatically extended for three years following the date of the "change in control." If during the one-year period after a "change in control" (i) the Company terminates the employee's employment other than for "cause" or if the employee is disabled; or (ii) the employee terminates his employment for "good reason," then the employee shall receive an amount equal to three times the sum of the employee's highest annual base salary, and largest annual bonus, during the three years preceding the "change in control." In addition, upon a "change in control" all of the employee's unvested stock options and restricted stock shall vest immediately.

     Each of the employment agreements provides that the employee is eligible to participate in the Company's employee benefit plans, including the Company's matching 401(k) Savings Plan and the 1997 Plan.

     Each of the employment agreements contains certain confidentiality obligations. In addition, in each agreement the employee agrees not to compete against the Company for a period of one year following termination (or two years if terminated for "cause") in any county or parish in which the Company has a leasehold interest or active or pending seismic programs.

Indemnity Agreements

     The Company has entered into indemnity agreements with Messrs. Miller, Baumgartner, Calhoun, Murray and Morrison and with each director and officer of the Company (collectively, the "Executives"). The indemnity agreements indemnify each Executive against all expenses incurred in connection with any action or investigation involving each Executive by reason of his or her position with the Company (or with another entity at the Company's request).
The Executives also will be indemnified for costs, including judgments, fines and penalties, indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers the Executives. An Executive involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in every instance on the Executive meeting the standards of conduct set forth in the indemnity agreements. If a potential change in control occurs, the Company will fund a trust to satisfy its anticipated indemnification obligations.

Compensation of Directors

     The Board of Directors has adopted, subject to stockholder approval, the Equity Compensation Plan for Non-Employee Directors. This plan permits the Company to compensate its non-employee directors in Company Common Stock for fees earned by such directors for their service to the Company.

     Directors who are not employees of the Company receive a $15,000 annual retainer fee plus $1,000 for attendance at each regular meeting of the Board of Directors and $500 for attendance at each committee meeting, (committee chairmen receive $750). Directors who also are employees of the Company receive no annual retainer and are not compensated for attendance at Board or committee meetings. The Company also reimburses directors for expenses associated with attending Board and committee meetings.

     Any person who first becomes a non-employee director automatically will be granted, on the date of his or her election, an option to purchase 10,000 shares of Common Stock. In addition, on the first business day following the date on which each annual meeting of the Company's stockholders is held, each non-employee director then serving will automatically be granted an option to purchase 3,000 shares of Common Stock. Each option granted to non-employee directors will (i) have a 10-year term, (ii) have an exercise price per share equal to the fair market value of a Common Stock share on the date of grant and
(iii) become exercisable in cumulative annual increments of one-fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

  To the Company's knowledge, set forth below is certain information, as of the Record Date, regarding ownership of Common Stock by (i) each person who beneficially owns more than 5% of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                             AMOUNT AND NATURE OF BENEFICIAL
                                              OWNERSHIP OF COMMON STOCK (1)
                                        -----------------------------------------
                                        SOLE VOTING      SHARED
                                            AND        VOTING OR        TOTAL
                                        DISPOSITIVE   DISPOSITIVE    BENEFICIAL     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER     POWER(2)      POWER (3)    OWNERSHIP(2)   OF CLASS
------------------------------------    -----------   -----------   ------------   ---------

Skyline Asset Management, L.P (4)........          0       873,800        873,800        7.0%
   311 South Wacker Drive,
   Suite 4500
   Chicago, Illinois 60606

Falcon Fund, Ltd (5).....................          0       757,700        757,700        6.0%
   8235 Douglas Avenue, Suite 420
   Dallas, Texas 75225

C.E. Miller(6) ..........................  1,074,530       386,764      1,461,294       11.6%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

Kelly E. Miller(7).......................  1,072,303        94,324      1,166,627        9.3%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

David A. Miller(8).......................    713,854        90,124        803,978        6.4%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

Daniel R. Miller(9)......................    847,529        75,034        922,563        7.3%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

Sue Ellen Bell(10).......................    822,528        92,324        914,852        7.3%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

Douglas A. Bell(11) .....................      8,000       906,852        914,852        7.3%
   3104 Logan Valley Road
   Traverse City, Michigan 49685

William Casey McManemin(12) .............     17,400     1,042,480      1,059,880        8.4%
   3738 Oak Lawn Avenue, Suite 300
   Dallas, Texas 75219

SASI Minerals Company (13)...............  1,042,480             0      1,042,480        8.3%
   1201 Market Street, Suite 1402
   Wilmington, Delaware 19801

William J. Baumgartner (14)..............     26,744        12,637         39,381          *

Lew P. Murray (15) ......................     27,696         1,612         29,308          *

Michael L. Calhoun (16) .................      9,250         1,399         10,649          *

Frank M. Burke, Jr.(17) .................     52,000        62,500        114,500        1.0%

Kenneth J. Foote (18) ...................     61,390         1,500         62,890          *

Dan A. Hughes, Jr.(19)                        26,541             0         26,541          *

Richard J. Burgess (20)                            0             0              0          *


Executive Officers and Directors
 as a group (8 persons)                    2,330,908     1,600,205      3,931,113       31.3%

-------------------------------

*  Less than 1%.

(1) The number of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

(2) Excludes the following shares that may be acquired through the exercise of stock options granted under the Company's Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan") and pursuant to a one-time grant to Mr. Miller, which will not be exercisable before June 29, 1999:

                             Number of
Name                          Options
---------------------------   -------
   Kelly E. Miller.........   294,000
   Douglas A. Bell.........    32,000
   William Casey McManemin.     8,000
   William J. Baumgartner..    91,250
   Lew P. Murray...........    87,500
   Michael L. Calhoun......    21,000
   Frank M. Burke, Jr......     8,000
   Kenneth J. Foote........     8,000
   Dan A. Hughes, Jr.......     8,000
   Richard J. Burgess......    10,000

(3) These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.

(4) Based on information set forth in Schedule 13G dated February 2, 1999, filed with the SEC by Skyline Asset Management, L.P. ("Skyline") The Schedule 13G reports that Skyline holds such shares as investment advisor to certain client accounts over which Skyline exercises discretion.

(5) Based on information set forth in Schedule 13G dated August 28, 1998, filed with the Securities and Exchange Commission ("SEC") by Falcon Fund, Ltd. ("Falcon") and G. Houston Hall. The Schedule 13G reports that Mr. Hall, as general partner of Falcon, has voting and dispositive power with respect to the shares.

(6) Includes 224,940 shares held by the Kelly E. Miller Retained Annuity Trust #1, 224,940 shares held by the Daniel R. Miller Retained Annuity Trust #1, 337,410 shares held by the David A. Miller Retained Annuity Trust #1 and 224,940 shares held by the Sue Ellen Bell Retained Annuity Trust #1, with respect to each of which C.E. Miller is the sole trustee. Also includes 264,199 shares held by Eagle Investments, Inc. ("Eagle") and 122,565 shares held by Eagle International, Inc. ("Eagle International"), each of which is owned by a revocable trust of which C.E. Miller is the sole trustee.

(7) Includes 84,024 shares held by Miller and Miller, Inc., which is owned by a revocable trust of which Kelly E. Miller is the sole trustee. Excludes 224,940 shares held by the Kelly E. Miller Retained Annuity Trust #1, of which Kelly E. Miller's father, C.E. Miller, is the sole trustee and of which Kelly E. Miller is the Grantor with the Trust established for the benefit of his minor children as beneficiaries.

(8) Includes 84,024 shares held by Oak Shores Investments, Inc., which is owned by a revocable trust of which David A. Miller is the sole trustee. Excludes 337,410 shares held by the David A. Miller Retained Annuity Trust #1, of which David A. Miller's father, C.E. Miller, is the sole trustee and of which David A. Miller is the Grantor with the Trust established for the benefit of his minor children as beneficiaries.

(9) Includes 74,634 shares held by Double Diamond Enterprises, Inc., which is owned by a revocable trust of which Daniel R. Miller is the sole trustee. Excludes 224,940 shares held by the Daniel R. Miller Retained Annuity Trust #1, of which Daniel R. Miller's father, C.E. Miller, is the sole trustee and of which Daniel R. Miller is the Grantor with the Trust established for the benefit of his minor children as beneficiaries.

(10) Includes 84,024 shares held by Frontier Investments, Inc., which is owned by a revocable trust of which Sue E. Bell is the sole trustee. Excludes 224,940 shares held by the Sue Ellen Bell Retained Annuity Trust #1, of which Sue E. Bell's father, C.E. Miller, is the sole trustee and of which Sue E. Bell is the Grantor with the Trust established for the benefit of her minor children as beneficiaries.

(11) Includes shares held by Mr. Bell's spouse, Sue Ellen Bell. Mr. Bell disclaims beneficial ownership of these shares.

(12) Includes shares held by SASI Minerals Company. William McManemin is an officer, director and shareholder of the Manager of SASI Minerals Company and disclaims beneficial ownership of 1,042,480 of these shares.

(13) Includes shares held by SASI Minerals Company. William McManemin is an officer, director and shareholder of the Manager of SASI Minerals Company and disclaims beneficial ownership of 1,042,480 of these shares.

(14) Includes 12,637 shares held as part of the Miller Oil Corporation 401(k) Savings Plan.

(15) Includes 1,612 shares held as part of the Miller Oil Corporation 401(k) Savings Plan.

(16) Includes 1,399 shares held as part of the Miller Oil Corporation 401(k) Savings Plan.

(17) Includes 59,500 shares held by Burke, Mayhorn Company, Ltd. and 53,000 shares held by TTC Burke, Ltd., which are private consulting and investment companies controlled by Mr. Burke.

(18) Includes 1,500 shares held by Mr. Foote's spouse.

(19) Includes only those shares held by the Hughes Company, of which Mr. Hughes is Exploration Manager and in which Mr. Hughes is a partner.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The Combination Transaction

   The Company was formed as a Delaware corporation as part of the combination of MOC with certain oil and natural gas interests owned by companies beneficially owned by individual members of the Miller family and certain oil and natural gas interests owned by certain business partners and investors (the "Combination Transaction"). The Combination Transaction was consummated in connection with the Company's Offering in February 1998. William Casey McManemin, a director of the Company, is an officer, shareholder and director of the Manager of SASI Minerals Company, which exchanged interests in oil and natural gas properties for shares of Common Stock in the Combination Transaction. Kenneth J. Foote, a director of the Company, also exchanged interests in oil and natural gas properties for shares of Common Stock in the Combination Transaction.

Transactions with C.E. Miller and Affiliates

     The following information describes agreements or transactions between MOC and C.E. Miller, Chairman of the Board and a director of the Company and MOC, or his affiliates:

     As of April 1, 1999, Eagle Investments Inc., an affiliate of the Company, committed to purchase up to a maximum of six million dollars ($6,000,000) of Company leasehold, producing properties and/or prospects (collectively, the "Assets"), and to assume any obligations under existing joint operating agreements, participation agreements and any other agreements relating to the Assets. The proceeds from sale of these Assets will be used to meet the Company's May 1 and May 31 scheduled payment obligations to its senior lender, the Bank of Montreal.

     The purchase price of any such Assets purchased by Eagle will represent fair market value as determined by an independent appraisal of such Assets or the actions or inactions of one or more qualified industry participants with respect to such Assets.

     All sales of Assets will be subject to the approval of the outside directors of the Company and the Company will have the absolute right to repurchase, on or before December 31, 1999, all of the Assets purchased by Eagle. The Assets cannot be repurchased individually, and must be repurchased in their entirety excepting those Assets where drilling operations have begun. The repurchase price for such Assets will be the purchase price paid by Eagle plus interest at the prime rate announced from time to time by the Bank of Montreal.

     Service Agreement. MOC has entered into an Amended Service Agreement dated January 1, 1997, amending a prior service agreement, with Eagle, an oil and gas exploratory company beneficially owned by C.E. Miller. Under the amended agreement, MOC provides Eagle with administrative, technical, consulting and other services required by Eagle to operate its business in the ordinary course. These services include, among others, developing prospects, coordinating, permitting, drilling and facility construction and operation, maintaining joint venture relationships and providing accounting, financial, tax and budget-preparation services. As compensation for its services, Eagle has agreed to pay MOC a fixed fee of $50,000 per calendar quarter, subject to annual adjustments to be negotiated by MOC and Eagle, as well as additional fees for specialized services as agreed by the parties. Eagle also agreed to reimburse MOC its out-of-pocket expenses incurred in providing the services. Either party may terminate the agreement at any time upon 60 days' prior notice. Eagle paid MOC $200,000 under the service arrangement in 1998, which the Company believes is adequate compensation for the services provided to Eagle. On March 1, 1999, by mutual agreement, the parties have agreed to terminate the Service Agreement effective May 1, 1999.

     1997 Drilling Program. MOC has entered into a 1997 Drilling Program Exploration and Participation Agreement dated August 15, 1997 with Eagle and certain companies affiliated with MOC who participated in the Combination Transaction. Under the agreement, MOC and the affiliated companies contributed certain drilling inventory consisting of 13 prospects that had a high probability of drilling operations beginning by December 31, 1997, and that had pipelines and facilities in place, acreage and rights of way acquired and drilling units or unitization agreements secured. As consideration for the contribution of the wells, Eagle agreed to pay 100% of the actual acreage, seismic, dry hole cost and cost of completion and facilities through the tanks of the working interest represented by MOC and the affiliated companies. Eagle will receive a proportionate 50% of MOC's and the affiliated companies' rights to all depths that exist within the drilling unit or unitized area. In addition, MOC and the affiliated companies agreed to contribute the use of their existing facilities used for any common operations, such as production platforms, flowlines, pipelines or rights of way. MOC and the affiliated companies have the option to contribute additional prospects to Eagle, but only upon the consent of C.E. Miller. The parties terminated the agreement upon consummation of the Company's initial public offering in February 1998.

     Sale of Non-strategic Assets. In an effort to divest certain non-strategic assets before consummation of the Combination Transaction and the Offering, MOC sold to Eagle working and royalty interests in certain oil and natural gas properties located in Michigan and Texas, as well as MOC's interests in all wells, facilities and equipment associated with such properties. The properties are located in areas where the Company does not intend to focus its exploration and production activities. No part of the Company's 1998 or 1999 capital budgets were or are allocated to the properties. The purchase price was $507,411, payable in cash and was distributed to the shareholders of MOC. The Company believes that the purchase price was representative of the fair market value of the interests being sold.

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

Consulting Agreement

     MOC and Frank M. Burke, Jr., a director of the Company, entered into a Consulting Agreement dated June 1, 1996, as subsequently amended. Pursuant to the Consulting Agreement, Mr. Burke provides MOC, as an independent contractor, certain financial, tax, strategic, marketing and other consulting services as requested by MOC. As compensation for these services, MOC has agreed to pay Mr. Burke a fee of $325 per hour for services provided during 1998 and $375 per hour for services provided during and after 1999. MOC also has agreed to reimburse Mr. Burke reasonable travel and other out-of-pocket expenses. The initial term of the Consulting Agreement was 12 months and automatically is renewed for successive 12-month periods unless terminated by either party upon 30 days'
prior notice.   There were no payments made to Mr. Burke in 1998 under this agreement.

Certain Exploration Programs

     Portions of the Company's exploration activities have been conducted as an active working interest partner in select projects in Texas and Louisiana by the Hughes Company under an exploration agreement in effect since 1994. Dan A. Hughes, Jr., a director of the Company, is a partner in and Exploration Manager of the Hughes Company. At the time the exploration agreement was entered into, Mr. Hughes was not a director of the Company. Revenues attributable to these properties were approximately $4.4 million as of December 31, 1998.

     In addition, the Company had provided to its affiliated oil and natural gas exploration companies opportunities to invest in certain oil and natural gas exploration and development projects in which the Company already had an interest. In exchange for their interests in a project, the affiliated companies, which are under common ownership with MOC, were required to pay their proportionate share of a $50,000 prospect fee charged by the Company, 110% of the associated drilling costs and their proportionate share of the royalty interests allocated to the Royalty Program. This program terminated upon consummation of the Offering.

     Any future material transactions between the Company and its affiliates will be approved by a majority of the disinterested directors of the Company.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1999              MILLER EXPLORATION COMPANY



                              By:   /s/ William J. Baumgartner
                                    ---------------------------------------
                                    William J. Baumgartner
                                    Vice President-Finance, Chief Financial
                                    Officer and Secretary