Form 10-Q
period 1999-03-31
MILLER EXPLORATION CO
filed 1999-05-14
CIK 1048740

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended                  Commission File Number
          March 31, 1999                               0-23431


                          MILLER EXPLORATION COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                   38-3379776
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

     3104 Logan Valley Road
      Traverse City, Michigan                       49685-0348
(Address of Principal Executive Offices)            (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (616) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X               No-------
                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
               Class                      May 14, 1999
               -----                      ------------

      Common stock, $.01 par value       12,614,874 shares

================================================================================

                          MILLER EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................................   3

         Consolidated Statements of Operations--
         Three Months Ended March 31, 1999 and 1998.................................................   3

         Consolidated Balance Sheets--
         March 31, 1999 and December 31, 1998.......................................................   4

         Consolidated Statement of Equity--
         Three Months Ended March 31, 1999..........................................................   5

         Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 1999 and 1998.................................................   6

         Notes to Consolidated Financial Statements.................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................  22

Item 6.  Exhibits and Reports on Form 8-K...........................................................  22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                    For the Three Months
                                                      Ended March  31,
                                                   ----------------------
                                                      1999        1998
                                                   ----------  ----------
REVENUES:
  Natural gas....................................     $4,119     $ 3,575
  Crude oil and condensate.......................        716         453
  Other operating revenues.......................        145         208
                                                      ------     -------
  Total operating revenues.......................      4,980       4,236
                                                      ------     -------

OPERATING EXPENSES:
  Lease operating expenses and production taxes..        602         647
  Depreciation, depletion and amortization.......      3,392       2,501
  General and administrative.....................        878       1,049
                                                      ------     -------
     Total operating expenses....................      4,872       4,197
                                                      ------     -------

OPERATING INCOME.................................        108          39
                                                      ------     -------

INTEREST EXPENSE.................................       (594)       (236)
                                                      ------     -------

LOSS BEFORE INCOME TAXES.........................       (486)       (197)
                                                      ------     -------

INCOME TAX PROVISION (CREDIT) (Note 2)...........       (198)      5,384
                                                      ------     -------

NET LOSS.........................................     $ (288)    $(5,581)
                                                      ======     =======

EARNINGS (LOSS) PER SHARE (Note 3)...............
  Basic..........................................     $(0.02)     $(0.79)
                                                      ======     =======
  Diluted........................................     $(0.02)     $(0.79)
                                                      ======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                   As of March 31,   As of December 31,
                                                                         1999               1998
                                                                   ----------------  -------------------
                                                                     (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
 Cash and cash equivalents.......................................         $    769             $     22
 Accounts receivable.............................................            3,416                3,959
 Inventories, prepaids and advances to operators.................              646                  978
                                                                          --------             --------
  Total current assets...........................................            4,831                4,959
                                                                          --------             --------

OIL AND GAS PROPERTIES--at cost (full cost method):
 Proved oil and gas properties...................................          108,717              103,272
 Unproved oil and gas properties.................................           38,942               39,995
 Less-Accumulated depreciation, depletion and amortization.......          (66,577)             (63,253)
                                                                          --------             --------
  Net oil and gas properties.....................................           81,082               80,014
                                                                          --------             --------

OTHER ASSETS.....................................................              739                  995
                                                                          --------             --------
  Total assets...................................................         $ 86,652             $ 85,968
                                                                          ========             ========

                   LIABILITIES AND EQUITY
                   ----------------------

CURRENT LIABILITIES:
 Current portion of long-term debt...............................         $ 11,000             $ 10,500
 Accounts payable................................................            4,455                6,819
 Accrued expenses and other current liabilities..................            4,804                3,565
                                                                          --------             --------
  Total current liabilities......................................           20,259               20,884
                                                                          --------             --------

LONG-TERM DEBT...................................................           33,327               31,837

DEFERRED INCOME TAXES............................................            6,734                6,883

DEFERRED REVENUE.................................................            1,609                1,615

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
 Preferred stock, $0.01 par value; 2,000,000 shares authorized;
  none outstanding...............................................               --                   --
 Common stock, $0.01 par value; 20,000,000 shares
  authorized; 12,614,874 shares and 12,492,597 shares
  outstanding at March 31, 1999 and December 31, 1998,
  respectively...................................................              126                  126
 Additional paid in capital......................................           66,689               67,136
 Deferred compensation...........................................             (167)                (876)
 Retained deficit................................................          (41,925)             (41,637)
                                                                          --------             --------
  Total equity...................................................           24,723               24,749
                                                                          --------             --------
  Total liabilities and equity...................................         $ 86,652             $ 85,968
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

                          MILLER EXPLORATION COMPANY
                       CONSOLIDATED STATEMENT OF EQUITY
                                (In thousands)
                                  (Unaudited)

                                                   Additional
                                  PreferredCommon    Paid In      Deferred     Retained
                                   Stock   Stock     Capital    Compensation    Deficit
                                  -------  ------  -----------  -------------  ---------

BALANCE-December 31, 1998         $    --    $126     $67,136          $(876)  $(41,637)

  Issuance of restricted stock
     and benefit plan shares           --      --        (447)           709         --
  Net loss                             --      --          --             --       (288)
                                  -------  ------     -------          -----   --------

BALANCE-March 31, 1999            $    --    $126     $66,689          $(167)  $(41,925)
                                  =======  ======     =======          =====   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                For the Three Months Ended
                                                                          March 31,
                                                                   ---------------------
                                                                    1999         1998
                                                                   ------        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................................  $  (288)     $ (5,581)
 Adjustments to reconcile net loss to net cash from
  operating activities--
   Depreciation, depletion and amortization.....................    3,392         2,501
   Deferred income taxes........................................     (149)           (8)
   Deferred revenue.............................................       (6)          (13)
   Changes in assets and liabilities--
    Accounts receivable.........................................      543        (1,954)
    Other assets................................................      534         3,214
    Accounts payable............................................   (2,364)        4,561
    Accrued expenses and other current liabilities..............    1,239           144
                                                                  -------       -------
     Net cash flows provided by operating activities............    2,901         2,864
                                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Exploration and development expenditures.......................   (5,607)       (7,701)
 Acquisition of properties......................................       --       (51,271)
 Proceeds from sale of oil and gas properties and purchases of
  equipment, net................................................    1,201           507
                                                                  -------      --------
    Net cash flows used in investing activities.................   (4,406)      (58,465)
                                                                  -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of principal..........................................     (500)       (8,178)
 Borrowing on long-term debt....................................    2,490        20,500
 Contributions, return of capital and stock proceeds, net.......      262        45,604
                                                                  -------      --------
    Net cash flows provided by financing activities.............    2,252        57,926
                                                                  -------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................      747         2,325
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
 PERIOD.........................................................       22           146
                                                                  -------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..................  $   769      $  2,471
                                                                  =======      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for--
  Interest......................................................  $   641      $    203
                                                                  =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Organization and Nature of Operations

     The consolidated financial statements of Miller Exploration Company (the "Company") and subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiary after elimination of all intercompany accounts and transactions.

     The Combination Transaction

     The Company was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: the Company acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests (collectively, the "Combined Assets") owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the "affiliated entities," all Michigan corporations owned by Miller family members who were beneficial owners of MOC) in exchange for an aggregate consideration of approximately 5.3 million shares of Common Stock of the Company. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. The Company completed the Combination Transaction concurrently with consummation of the Company's initial public offering (the "Offering").

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

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Nature of Operations (Continued)

     Other Transactions Completed Concurrently With the Offering

     In addition to the above described activities of the Company, the second part of the Combination Transaction (consummated concurrently with the Offering) was the exchange by the Company of an aggregate of approximately 1.6 million shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998).

     In November 1997, the Company entered into a Purchase and Sale Agreement whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation ("AHC") for approximately $48.8 million, net of post-closing adjustments. This purchase was consummated concurrently with the Offering. This acquisition was accounted for under the purchase method of accounting and was financed with the use of proceeds from the Offering and with new bank borrowings.

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

     Oil and Gas Properties

     Securities and Exchange Commission Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at March 31, 1999, the Company would have recognized a non-cash cost ceiling write-down of oil and gas properties of approximately $2.8 million. However, based upon the improvements in oil and gas pricing experienced subsequent to period-end, the Company has determined that a write-down is not required.

     Reclassifications

     Certain reclassifications have been made to prior period statements to conform with the March 31, 1999 presentation.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(2)  Income Taxes

     Before consummation of the Offering, the Company and the combined entities either elected to be treated as S corporations under the Internal Revenue Code of 1986, as amended, or were otherwise not taxed as entities for federal income tax purposes. The taxable income or loss has therefore been allocated to the equity owners of the Company and the affiliated entities.

     Due to the use of different methods for tax and financial reporting purposes in accounting for various transactions, the Company has temporary differences between its tax basis and financial reporting basis. Had the Company been a taxpaying entity before consummation of the Offering, a deferred tax liability of approximately $5.4 million would have been recorded for this difference, with a corresponding reduction in retained earnings. Therefore, included in the deferred income tax provision for the three months ended March 31, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities upon consummation of the Offering and the termination of MOC's S corporation status.


(3)  Earnings Per Share

     The computation of earnings (loss) per share for the three-month periods ended March 31, 1999 and 1998 are as follows (in thousands, except per share data):

                                                                 1999      1998
                                                               --------  ---------
  Net loss attributable to
     basic and diluted EPS...................................  $  (288)   $(5,581)

  Average common shares outstanding
     applicable to basic EPS.................................   12,553      7,079
  Add:  stock options, treasury shares and restricted stock..       --         --
                                                               -------    -------
  Average common shares outstanding
     applicable to diluted EPS...............................   12,553      7,079

  Earnings (loss) per share:
     Basic...................................................  $ (0.02)   $ (0.79)
     Diluted.................................................  $ (0.02)   $ (0.79)

     Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 because their effect was antidilutive.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)  Long-Term Debt

     The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit that converts to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The borrowing base may not exceed $75.0 million. Amounts advanced under the Credit Facility initially bore interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At March 31, 1999, $37.0 million was outstanding under the Credit Facility.

     As a result of a decrease in estimated proved oil and gas reserves at December 31, 1998, BMO notified the Company that the Company's borrowing base was in noncompliance and certain principal obligations were being accelerated during 1999. Additionally, the Company was in violation of certain negative covenants under the Credit Facility, primarily as a result of the non-cash cost ceiling write-down at December 31, 1998.

     On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility which includes: (i) terms requiring the Company to make principal payments to BMO of $3.0 million by May 1, 1999, $3.0 million by May 31, 1999 and $1.0 million by the first of each month during the period July through October 1999, inclusive; (ii) terms requiring that all outstanding borrowings bear interest at the prime rate plus 3.5%; (iii) a waiver of all negative covenant violations until October 15, 1999 (the "re-determination date"); (iv) revised negative covenant provisions which take effect on the re-determination date; (v) a requirement to submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base; (vi) a requirement that all proceeds from the sales of oil and gas properties, additional debt financings or equity offerings, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vii) a requirement for a $300,000 amendment fee payable to BMO at the re-determination date. At the re-determination date, the Company will be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. The May 1, 1999 principal payment obligation was satisfied with the $3.1 million in proceeds from the sale of certain non-strategic proved and unproved oil and gas properties. To fulfill the May 31, 1999 principal obligation, management plans to sell certain additional non-strategic oil and gas property interests to business partners, investors and affiliated entities. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying alternative sources for debt financing.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(5)  Risk Management Activities and Derivative Transactions (Continued)

     Commodity Price Hedges

     The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 1999 and 1998, the Company realized approximately $384,000 and $(14,000), respectively, of hedging gains (losses) which are included in natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 1999 and 1998, the Company had hedged 37% and 6%, respectively, of its natural gas production, and as of March 31, 1999 the Company had 0.4 Bcf of open natural gas contracts for the months of April 1999 to June 1999. Subsequent to March 31, 1999, the Company entered into additional natural gas contracts for approximately 1.7 Bcf for the time period of May 1999 to October 1999 ranging in price from $2.22 to $2.32 per Mcf. Open contracts totaling 0.3 Bcf have been settled subsequent to March 31, 1999, resulting in hedge losses of approximately $74,000.

     Interest Rate Hedge

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement, which was to expire February 9, 2001. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(6)  Commitments and Contingencies

     Stock Options and Restricted Stock

     Upon consummation of the Offering, 109,500 shares of restricted stock were granted to certain employees. The restricted stock will begin to vest at cumulative increments of one-half of the total number of restricted stock of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock are subject to the risk of forfeiture during the vesting period, compensation expense will be recognized ratably over the two-year vesting period as the risk of forfeiture passes. In February 1999, compensation expense of $0.2 million was recorded by the Company as certain restricted shares became vested. At March 31, 1999, the compensation expense on the stock shares to be vested in February 2000, has been deferred based on the market value of the shares at March 31, 1999.

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

(7)  Related Party Transactions

     In March 1999, an affiliated entity purchased a working interest in certain
unproved oil and gas properties from the Company for $1.0 million.   The Company
believes that the purchase price is representative of the fair market value of the interest being sold, and that the terms are consistent with those available to unrelated parties. Additionally, this affiliated entity has signed an agreement to purchase up to a maximum of $6.0 million of the Company's proved and unproved properties prior to May 31, 1999.

(8)  Non-Cash Activities

     During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as more fully discussed in Note 2, and acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, as more fully discussed in Note 1. These non-cash activities have been excluded from the consolidated statement of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects in Mississippi, Louisiana, Texas, Michigan, Montana and North Dakota.

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

     The Combination Transaction closed on February 9, 1998, in connection with the closing of the Offering. The Offering, including the sale of additional shares from the underwriters' over-allotment, resulted in net proceeds to the Company of approximately $40.4 million after expenses.

     For further discussion of the Offering and the Combination Transaction, see
Note 1 to the Consolidated Financial Statements.

     The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full cost pool" as incurred. Additionally, proceeds from the sale of oil and gas properties are applied to reduce the costs in the full cost pool. The Company records depletion of its full cost pool using the unit-of-production method.

     Securities and Exchange Commission ("SEC") Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at March 31, 1999, the Company would have recognized a non-cash cost ceiling write-down of oil and gas properties of approximately $2.8 million. However, using the improvements in pricing experienced subsequent to period-end, the Company has determined that a write-down is not required.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

Results of Operations

     The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
Production volumes:
   Crude oil and condensate (MBbls)                          77.0           35.0
   Natural gas (MMcf)                                     2,054.9        1,835.0
   Natural gas equivalent (MMcfe)                         2,516.9        2,045.0

Average sales prices:
   Crude oil and condensate ($ per Bbl)                  $   9.30       $  12.94
   Natural gas ($ per Mcf)                                   2.00           1.95
   Natural gas equivalent ($ per Mcfe)                       1.92           1.97

Average Costs ($ per Mcfe):
   Lease operating expenses and production taxes         $   0.24       $   0.32
   Depletion, depreciation and amortization                  1.35           1.22
   General and administrative                                0.35           0.51

     Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998


     Oil and natural gas revenues for the three months ended March 31, 1999 increased 20% to $4.8 million from $4.0 million for the comparable period in the prior year. The revenues for the three months ended March 31, 1999 and 1998 include approximately $384,000 and $(14,000) of hedging gains (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Production volumes for natural gas during the three months ended March 31, 1999 increased 12% to 2,054.9 MMcf from 1,835.0 MMcf for the comparable period in the prior year. Average natural gas prices increased 3% to $2.00 per Mcf for the three months ended March 31, 1999 from $1.95 per Mcf for the comparable period in the prior year. Production volumes for oil during the three months ended March 31, 1999 increased 120% to 77.0 MBbls from 35.0 MBbls for the comparable period in the prior year. Average oil prices decreased 28% to $9.30 per barrel during the three months ended March 31, 1999 from $12.94 per barrel in the comparable period in the prior year. Despite strong increases in production, the oil and gas industry is continuing to suffer through a period of historically low oil prices that commenced in mid-1998. A global influx of crude oil supply brought on by increased Middle-East exports combined with a weaker demand from Asian markets that were experiencing an economic recession are the primary causes for the oil price collapse. The natural gas market also was depressed as a result of abnormally mild winters caused by a strong El Nino weather pattern that affected the United States during the past two heating seasons; however, hedging gains of $384,000 helped to mitigate the effect of the downward pressure on gas prices during the current period ended March 31, 1999.

     Lease operating expenses and production taxes for the three months ended March 31, 1999 decreased 7% to $0.60 million from $0.65 million for the comparable period in the prior year. Lease operating expenses and production taxes decreased primarily due to cost containment measures and increased efficiency in the Company-operated Mississippi field operations.

  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 1999 increased 36% to $3.4 million from $2.5 million for the comparable period in the prior year. The higher depletion rate was the combined result of increased production, an increase in costs subject to DD&A and a downward revision in estimated proved oil and gas reserves.

     General and administrative expense for the three months ended March 31, 1999 decreased 16% to $0.9 million from $1.1 million for the comparable period
in the prior year.   The prior period includes $0.3 million of non-recurring
bonuses paid to certain employees of the Company in connection with the Offering, while the March 31, 1999 period includes approximately $0.2 million of compensation expense on vested restricted stock that was issued.

     On March 18, 1999, the Company's board of directors approved a general and administrative cost reduction plan for 1999. The plan calls for an overall reduction in general and administrative costs from 1998 of approximately 20%. Cost reductions will be implemented in several areas, however, the largest cost reductions will be in the area of salaries and benefits which constitute approximately 60% of the anticipated total general and administrative reductions for 1999. The applicable salary reductions took effect in May 1999. Additionally, directors have agreed to waive director fees for 1999.

     Interest expense for the three months ended March 31, 1999 increased 152% to $0.6 million from $0.2 million for the comparable period in the prior year, as a result of increased debt levels during 1998 and into 1999 associated with substantial exploration and development activities in the Mississippi Salt Basin area.

     Net loss for the three months ended March 31, 1999 decreased to $0.3 million from $5.6 million for the comparable period in the prior year, as a result of the factors described above, plus the three months ended March 31, 1998 include a one-time non-cash charge to earnings of $5.4 million in connection with the termination of MOC's S corporation status.

Liquidity and Capital Resources

     Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings.

     The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit that converts to a three-year term loan.
The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. The borrowing base may not exceed $75.0 million. Amounts advanced under the Credit Facility initially bore interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiaries with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At March 31, 1999, $37.0 million was outstanding under the Credit Facility.

  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

     In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a note payable to AHC of $2.5 million (at March 31, 1999) which is payable on the anniversary date of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001.

     At March 31, 1999, the Company had a working capital deficit of $4.4 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

     The Company has budgeted capital expenditures of approximately $10.6 million for 1999. Capital expenditures will be used to fund drilling and development activities, the completion of 3-D seismic surveys that were in process at year end and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the three months ended March 31, 1999 were approximately $5.6 million. The Company intends to fund its 1999 budgeted capital expenditures through operational cash flow.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas as experienced in 1998 and early 1999 have had an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices in 1998 and early 1999 also had an impact on the amount of reserves that can be produced economically by the Company.

     The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and technology enhancement programs. While the Company believes that cash flow from operations, property sales and borrowings, notwithstanding substantially reduced commodity prices, allow the Company to implement its present business strategy through 1999, additional debt or equity financing may be required during the remainder of 1999 and in the future to fund the Company's growth, development and exploration program and continued technological enhancement and to satisfy its existing obligations.
The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Commodity Price Hedges

     The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time.

     The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the three months ended March 31, 1999 and 1998, the Company realized approximately $384,000 and $(14,000), respectively, of hedging gains (losses) which are included in natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 1999 and 1998, the Company had hedged 37% and 6%, respectively, of its natural gas production, and as of March 31, 1999, the Company had 0.4 Bcf of open natural gas contracts for the months of April 1999 to June 1999. Subsequent to March 31, 1999, the Company entered into additional natural gas contracts for approximately 1.7 Bcf for the time period of May 1999 to October 1999 ranging in price from $2.22 to $2.32 per Mcf. Open contracts totaling 0.3 Bcf have been settled subsequent to March 31, 1999, resulting in hedge losses of approximately $74,000.

     Interest Rate Hedge

     The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the term of the hedged agreement, which was to expire February 9, 2001. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

     Market Risk Information

     The market risk inherent in the Company's derivatives is the potential loss arising from adverse changes in commodity prices and interest rates. The prices of natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by the market fluctuations, the Company's policy is to hedge (through the use of derivatives) future production. Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of natural gas. As the majority of the derivatives that were outstanding at March 31, 1999 have been settled subsequent to March 31, 1999, the Company's exposure is limited to the actual results described above.

Effects of Inflation and Changes in Price

     In 1998 and early 1999, the Company and the oil and gas industry as a whole, experienced historically low crude oil prices and substantially depressed natural gas prices. These lower commodity prices had a negative impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     The Company has initiated a plan to prepare its computer systems and applications for possible year 2000 problems. Under the plan, the Company will continue to identify its computer hardware and software systems and equipment with embedded computer chips; assess the effects of the year 2000 issues; and enhance the plan by developing the steps necessary to identify, correct or reprogram and test systems for year 2000 compliance. The Company has completed approximately 90% of the year 2000 modifications on its internal computer hardware and software applications. The Company will continue to assess the impact of the year 2000 issue on its systems and applications throughout 1999. The Company's goal is to perform tests of its systems and applications during 1999 and to have systems and applications year 2000 ready by July 1999, allowing the remaining time to be used for validation and testing.

     The Company expects to incur internal staff costs as well as consulting and other expenses to prepare the systems for the year 2000. The Company expects to spend less than $25,000 in connection with identifying, assessing, remediating and testing year 2000 issues. The Company expects that it will expense all costs associated with system changes. The Company also may invest in new or upgraded technology which has a definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

     The Company has made inquiries of third party vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their year 2000 readiness. The Company is relying on vendor, supplier and customer representations that their internal computer systems are or will be year 2000 compliant and that no material adverse impact on their business operations is anticipated. The Company has not independently verified these representations and there can be no assurances that these representations will prove to be accurate. Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.  The following documents are filed as exhibits to this report
         --------
on Form 10-Q:


      Exhibit No.                Description
      -----------                -----------

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

       4.4 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      10.1 Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      10.2 Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      10.3 $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      10.4 Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      27.1     Financial Data Schedule.
____________________

     (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
         -------------------
fiscal quarter ended March 31, 1999.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MILLER EXPLORATION COMPANY



Date: May 14, 1999               By:/s/ William J. Baumgartner
                                    ----------------------------
                                 William J. Baumgartner
                                 President-Finance, Chief Financial Officer
                                 and Secretary
                                 (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX


      Exhibit No.                Description
      -----------                -----------

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

       4.4 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

      10.1 Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

       10.4 Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

       10.3 $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

       10.4 Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

       27.1       Financial Data Schedule.
____________________