Form 10-Q
period 1999-06-30
MILLER EXPLORATION CO
filed 1999-08-13
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended                         Commission File Number
         June 30, 1999                                       0-23431


                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     38-3379776
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

         3104 Logan Valley Road
         Traverse City, Michigan                           49685-0348
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (231) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
              Class                                    August 13, 1999
              -----                                    ---------------

  Common stock, $.01 par value                        12,653,353 shares



================================================================================

                           MILLER EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................3

         Consolidated Statements of Operations--
         Three Months and Six Months Ended June 30, 1999 and 1998 ........3

         Consolidated Balance Sheets--
         June 30, 1999 and December 31, 1998..............................4

         Consolidated Statement of Equity--
         Six Months Ended June 30, 1999...................................5

         Consolidated Statements of Cash Flows--
         Six Months Ended June 30, 1999 and 1998..........................6

         Notes to Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................22

Item 6.  Exhibits and Reports on Form 8-K................................23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       For the Three Months       For the Six Months
                                                         Ended June 30,             Ended June 30,
                                                       1999          1998        1999          1998
                                                     ----------------------     ---------------------
REVENUES:
    Natural gas .................................     $ 3,912      $ 4,987      $ 8,031      $ 8,562
    Crude oil and condensate ....................         898          626        1,614        1,079
    Other operating revenues ....................         150          114          294          322
                                                      -------      -------      -------      -------
        Total operating revenues ................       4,960        5,727        9,939        9,963
                                                      -------      -------      -------      -------

OPERATING EXPENSES:
    Lease operating expenses and production taxes         448          760        1,051        1,407
    Depreciation, depletion and amortization ....       3,530        3,117        6,922        5,618
    General and administrative ..................         923          784        1,800        1,833
                                                      -------      -------      -------      -------
        Total operating expenses ................       4,901        4,661        9,773        8,858
                                                      -------      -------      -------      -------

OPERATING INCOME ................................          59        1,066          166        1,105
                                                      -------      -------      -------      -------

INTEREST EXPENSE ................................      (1,013)        (326)      (1,607)        (562)
                                                      -------      -------      -------      -------

INCOME (LOSS) BEFORE INCOME TAXES ...............        (954)         740       (1,441)         543
                                                      -------      -------      -------      -------

INCOME TAX PROVISION (CREDIT) (Note 2) ..........        (378)         139         (576)       5,522
                                                      -------      -------      -------      -------

NET INCOME (LOSS) ...............................     $  (576)     $   601      $  (865)     $(4,979)
                                                      =======      =======      =======      =======

EARNINGS (LOSS) PER SHARE (Note 3)
    Basic .......................................     $ (0.05)     $  0.05      $ (0.07)     $ (0.51)
                                                      =======      =======      =======      =======
    Diluted .....................................     $ (0.05)     $  0.05      $ (0.07)     $ (0.51)
                                                      =======      =======      =======      =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       As of June 30,  As of December 31,
                                                                           1999               1998
                                                                      ---------------   ----------------
                                                                        (Unaudited)
                                      ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ....................................       $     934        $      22
      Accounts receivable ..........................................           3,284            3,959
      Inventories, prepaids and advances to other operators ........             531              978
                                                                           ---------        ---------
          Total current assets .....................................           4,749            4,959
                                                                           ---------        ---------

OIL AND GAS PROPERTIES--at cost (full cost method):
      Proved oil and gas properties ................................         107,991          103,272
      Unproved oil and gas properties ..............................          35,404           39,995
      Less-Accumulated depreciation, depletion and amortization ....         (70,021)         (63,253)
                                                                           ---------        ---------
          Net oil and gas properties ...............................          73,374           80,014
                                                                           ---------        ---------

OTHER ASSETS .......................................................             817              995
                                                                           ---------        ---------
          Total assets .............................................       $  78,940        $  85,968
                                                                           =========        =========

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt ............................       $   4,000        $  10,500
      Accounts payable .............................................           4,985            6,819
      Accrued expenses and other current liabilities ...............           4,057            3,565
                                                                           ---------        ---------
          Total current liabilities ................................          13,042           20,884
                                                                           ---------        ---------

LONG-TERM DEBT .....................................................          33,251           31,837

DEFERRED INCOME TAXES ..............................................           6,392            6,883

DEFERRED REVENUE ...................................................           1,597            1,615

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
      Common stock warrants ........................................             423               --
      Preferred stock, $0.01 par value; 2,000,000 shares authorized;
          none outstanding .........................................              --               --
      Common stock, $0.01 par value; 40,000,000 shares
          authorized; 12,653,353 shares and 12,492,597 shares
          outstanding at June 30, 1999 and December 31, 1998,
          respectively .............................................             127              126
      Additional paid in capital ...................................          66,777           67,136
      Deferred compensation ........................................            (167)            (876)
      Retained deficit .............................................         (42,502)         (41,637)
                                                                           ---------        ---------
Total equity .......................................................          24,658           24,749
                                                                           ---------        ---------
          Total liabilities and equity .............................       $  78,940        $  85,968
                                                                           =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                   (Unaudited)

                                      Common                            Additional
                                       Stock    Preferred     Common      Paid In      Deferred    Retained
                                     Warrants     Stock        Stock      Capital    Compensation   Deficit
                                     --------     -----        -----      -------    ------------   -------
BALANCE-December 31, 1998            $     --    $     --    $    126    $ 67,136     $   (876)    $(41,637)

     Issuance of restricted stock
         and benefit plan shares           --          --          --        (447)         709           --
     Issuance of non-employee
         Directors' shares                 --          --           1          88           --           --
     Common stock warrants issued         423          --          --          --           --           --
     Net loss                              --          --          --          --           --         (865)
                                     --------    --------    --------    --------     --------     --------

BALANCE-June 30, 1999                $    423    $     --    $    127    $ 66,777     $   (167)    $(42,502)
                                     ========    ========    ========    ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                              ---------------------------
                                                                                 1999             1998
                                                                              -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................       $   (865)       $ (4,979)
     Adjustments to reconcile net loss to net cash from
        operating activities--
           Depreciation, depletion and amortization ....................          6,922           5,618
           Deferred income taxes .......................................           (491)            244
           Deferred revenue ............................................            (18)            (27)
           Changes in assets and liabilities--
               Accounts receivable .....................................            675          (1,949)
               Other assets ............................................            517           3,088
               Accounts payable ........................................         (1,834)          5,971
               Accrued expenses and other current liabilities ..........            492             408
                                                                               --------        --------
                  Net cash flows provided by operating activities ......          5,398           8,374
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures ..........................         (8,375)        (18,861)
     Acquisition of properties .........................................             --         (51,011)
     Proceeds from sale of oil and gas properties ......................          8,201             515
                                                                               --------        --------
               Net cash flows used in investing activities .............           (174)        (69,357)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of principal .............................................         (7,576)         (8,178)
     Borrowing on long-term debt .......................................          2,490          23,500
     Contributions, return of capital and stock proceeds, net ..........            774          45,602
                                                                               --------        --------
               Net cash flows provided by (used in) financing activities         (4,312)         60,924
                                                                               --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................            912             (59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
     PERIOD ............................................................             22             146
                                                                               --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .........................       $    934        $     87
                                                                               ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for--
        Interest .......................................................       $  1,543        $    612
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

         Oil and Gas Properties

         Securities and Exchange Commission Regulation ("SEC") S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool, net of deferred income taxes, may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings.

         Reclassifications

         Certain reclassifications have been made to prior period statements to conform with the June 30, 1999 presentation.

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

         Due to the use of different methods for tax and financial reporting purposes in accounting for various transactions, the Company has temporary differences between its tax basis and financial reporting basis. Had the Company been a taxpaying entity before consummation of the Offering, a deferred tax liability of approximately $5.4 million would have been recorded for this difference, with a corresponding reduction in retained earnings. Therefore, included in the deferred income tax provision for the six months ended June 30, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities upon consummation of the Offering and the termination of MOC's S corporation status.


(3)      Earnings Per Share

         The computation of earnings (loss) per share for the three-month and six-month periods ended June 30, 1999 and 1998 are as follows (in thousands, except per share data):

                                                                  Three Months             Six Months
                                                                  Ended June 30,          Ended June 30,
                                                             ----------------------   ----------------------
                                                                1999         1998        1999         1998
                                                             ----------------------   ----------------------
Net income (loss) attributable to
    basic and diluted EPS ...............................    $   (576)    $    601    $   (865)    $ (4,979)

Average common shares outstanding
    applicable to basic EPS .............................      12,619       12,493      12,586        9,791
Add:  stock options, treasury shares and restricted stock          --          183          --           --
                                                             --------     --------    --------     --------
Average common shares outstanding
    applicable to diluted EPS ...........................      12,619       12,676      12,586        9,791

Earnings (loss) per share:
    Basic ...............................................    $  (0.05)    $   0.05    $  (0.07)    $  (0.51)
    Diluted .............................................    $  (0.05)    $   0.05    $  (0.07)    $  (0.51)


         Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 and for the six months ended June 30, 1999 and 1998 because their effect was antidilutive.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      Long-Term Debt

         The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility consists of a three-year revolving line of credit that converts to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and gas reserves. The borrowing base may not exceed $75.0 million. Amounts advanced under the Credit Facility initially bore interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At June 30, 1999, $30.0 million was outstanding under the Credit Facility.

         As a result of a decrease in estimated proved oil and gas reserves and commodity prices at December 31, 1998, BMO notified the Company that the Company's borrowing base was in noncompliance and as a result certain principal obligations were being accelerated during 1999. Additionally, the Company was in violation of certain negative covenants under the Credit Facility, primarily as a result of the non-cash cost ceiling write-down at December 31, 1998.

         On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility which includes: (i) terms requiring the Company to make principal payments to BMO of $3.0 million by May 1, 1999, $3.0 million by May 31, 1999 and $1.0 million by the first of each month during the period July through October 1999, inclusive; (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%; (iii) a waiver of all negative covenant violations until October 15, 1999 (the "re-determination date"); (iv) revised negative covenant provisions which take effect on the re-determination date; (v) a requirement to submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base; (vi) a requirement that all proceeds from the sales of proved oil and gas properties, additional debt financings or equity offerings, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vii) a requirement for a $300,000 amendment fee payable to BMO at the re-determination date. At the re-determination date, the Company will be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. Through June 30, 1999, the Company has made $7.0 million in principal payments as required under the Second Amendment to the Credit Facility with proceeds from the sale of certain non-strategic proved and unproved oil and gas properties. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying alternative sources for debt financing.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      Long-Term Debt (Continued)

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at June 30, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants will be determined on a five-day weighted average closing price of the Company's Common Stock. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable and prepaid interest expense was recorded for $422,644. The prepaid interest expense will be recognized in the consolidated statements of operations over the first six-month period of the Warrant Agreement. As of June 30, 1999, the prepaid interest expense balance was $245,777.

         The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas at the 12 and 18 month anniversaries equivalent to 9% of the then current principal balance of the Veritas Note Payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and
(ii) grants certain piggy-back registration rights in connection with the warrants. This registration statement was filed on August 5, 1999.

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at June 30, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  Risk Management Activities and Derivative Transactions (Continued)

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow and to reduce the exposure to commodity price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in commodity prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended June 30, 1999 and 1998, the Company realized approximately $(64,000) and $92,000, respectively, of hedging gains (losses). For the six months ended June 30, 1999 and 1998, the Company realized approximately $320,000 and $78,000, respectively of hedging gains. Hedging gains (losses) are included in oil and gas revenues in the Company's consolidated statements of operations. For the three months ended June 30, 1999 and 1998, the Company had hedged 42.5% and 49.9%, respectively, of its oil and natural gas production, and as of June 30, 1999 the Company had 3.2 Bcfe of open oil and natural gas contracts for the months of July 1999 to March 2000. Subsequent to June 30, 1999, the Company entered into additional natural gas contracts for approximately 0.5 Bcf for the time period of September 1999 to January 2000, ranging in price from $2.53 to $2.88 per Mcf. Open contracts totaling 1.1 Bcfe have been settled subsequent to June 30, 1999, resulting in hedge losses of approximately $(34,000).

         Interest Rate Hedge

         The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converted the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the life of the hedge agreement, which was to expire February 9, 2001. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)      Commitments and Contingencies

         Stock Options and Restricted Stock

         Upon consummation of the Offering, 109,500 shares of restricted stock were granted to certain employees. The restricted stock vests in cumulative increments of one-half of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock shares are subject to the risk of forfeiture during the vesting period, compensation expense will be recognized ratably over the two-year vesting period as the risk of forfeiture passes. In February 1999, compensation expense of $0.2 million was recorded by the Company as certain restricted shares became vested. At June 30, 1999, the compensation expense on the stock shares to be vested in February 2000, has been deferred based on the market value of the shares at June 30, 1999.

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

(7)      Related Party Transactions

         During the first half of 1999, an affiliated entity purchased a working interest in certain proved and unproved oil and gas properties from the Company for $4.9 million. All but $1 million of the proceeds were used to reduce the Company's Credit Facility balance. The Company believes that the purchase price is representative of the fair market value of these interests and that the terms are consistent with those available to unrelated parties.

(8)      Non-Cash Activities

         During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as more fully discussed in Note 2, and acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, as more fully discussed in Note 1. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas DGC Land, Inc. in lieu of receiving cash payments for interest obligations as more fully discussed in Note 4. These non-cash activities have been excluded from the consolidated statement of cash flows.


(9)      Subsequent Event

         On August 3, 1999, the Company agreed to sell to Muskegon Development Company for $4.5 million, its Net Production Payments interest in certain natural gas producing Antrim Shale properties located in Michigan and a separate Antrim Shale project known as Mitchell Lake II. Together, the Company has previously and collectively referred to these interests as "Antrim Shale" interests. The effective date of the sale is June 1, 1999 and $4.0 million of the total $4.5 million of proceeds was applied to reduce the Company's outstanding Credit Facility balance to $26 million.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects in Mississippi, Louisiana, Texas, Michigan, and Montana.

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

         SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool, net of deferred taxes, may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Results of Operations

         The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                            For the Three Months     For the Six Months
                                                               Ended June 30,           Ended June 30,
                                                         -------------------------  ------------------------
                                                             1999          1998        1999         1998
                                                         -------------------------  ------------------------
Production volumes:
        Crude oil and condensate (Mbbls) .............          63           54          140           89
        Natural gas (Mmcf) ...........................       1,876        2,258        3,931        4,093
        Natural gas equivalent (Mmcfe) ...............       2,254        2,582        4,771        4,627

Average sales prices:
        Crude oil and condensate ($ per Bbl) .........   $   14.25    $   11.59    $   11.53    $   12.12
        Natural gas ($ per Mcf) ......................        2.09         2.21         2.04         2.09
        Natural gas equivalent ($ per Mcfe) ..........        2.13         2.17         2.02         2.08


Average Costs ($ per Mcfe):
        Lease operating expenses and production taxes.   $     .20    $     .29    $     .22    $     .30
        Depletion, depreciation and amortization .....        1.57         1.21         1.45         1.21
        General and administrative ...................         .41          .30          .38          .40


   Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

         Oil and natural gas revenues for the three months ended June 30, 1999 decreased 14% to $4.8 million from $5.6 million for the same period in 1998. The revenues for the three months ended June 30, 1999 and 1998 include $(64,000) and $92,000 of hedging gains (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Despite an 18% increase in natural gas production volumes for the Mississippi Salt Basin properties, total gas production for the three months ended June 30, 1999 declined 17% to 1,876 Mmcf from 2,258 Mmcf for the same period in 1998. The decrease is primarily attributable to the sale of gas producing properties in Texas and Louisiana (March 1, 1999 effective date) and in Michigan (June 1, 1999 effective date). Average natural gas prices decreased 5% to $2.09 per Mcf for the three months ended June 30, 1999 from $2.21 per Mcf in the same period in 1998. Absent natural gas hedging gains (losses) of $(76,000) and $92,000 for the three months ended June 30, 1999 and 1998, respectively, average gas prices would have declined only 2%. Although oil production for the Mississippi properties increased 43%, total oil production volumes during the three months ended June 30, 1999 increased 17% to 63 Mbbls from 54 Mbbls for the same period in 1998. The decrease in non-Mississippi oil production is attributable to the sale of oil producing properties in Texas and Louisiana (March 1, 1999 effective date). Average oil prices increased 23% to $14.25 per barrel (including a $12,000 hedging gain) during the three months ended June 30, 1999 from $11.59 per barrel in the same period in 1998. The increase in average oil prices is primarily attributable to a world-wide rally in oil prices that occurred during the quarter ended June 30, 1999.

         Lease operating expenses and production taxes for the three months ended June 30, 1999 decreased 41% to $0.4 million from $0.8 million for the same period in 1998. Lease operating expenses and production taxes decreased due to the combined results of improved efficiencies at Company operated well sites in the Mississippi Salt Basin and as a result of the sale of certain producing properties in Texas, Louisiana, and Michigan.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 1999 increased 13% to $3.5 million from $3.1 million for the same period in 1998. This increase was the combined result of a reduction in the amount of costs subject to DD&A due to the non-cash cost ceiling write-down at December 31, 1998, the sale of producing oil and gas properties discussed above and an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves attributable to the sale of producing oil and gas properties discussed above.

         General and administrative expense for the three months ended June 30, 1999 increased 18% to $0.9 million from $0.8 million for the same period in 1998, primarily as a result of increases in legal and professional fees and costs associated with the Company's initial Annual Meeting.

         Interest expense for the three months ended June 30, 1999 increased 211% to $1.0 million from $0.3 million in the same period in 1998, as a result of increased debt levels in 1999 for substantial exploration and development activities in the Mississippi Salt Basin area, and a significantly increased interest rate in the second quarter of 1999, as more fully discussed in Note 4.

         Net loss for the three months ended June 30, 1999 was $(0.6) million compared to net income of $0.6 million for the same period in 1998, as a result of the factors described above.

    Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

         Oil and natural gas revenues of $9.6 million for the six months ended June 30, 1999 remained level with revenues for the same period in 1998. The revenues for the six months ended June 30, 1999 and 1998 include $320,000 and $78,000 of hedging gains, respectively (see "Risk Management Activities, and Derivative Transactions" below). Production volumes for natural gas during the six months ended June 30, 1999 decreased 4% to 3,931 Mmcf from 4,093 Mmcf for the same period in 1998. Average natural gas prices decreased 2% to $2.04 per Mcf for the six months ended June 30, 1999 from $2.09 per Mcf in the same period in 1998. Although natural gas production in the Mississippi Salt Basin increased approximately 31% for the six months ended June 30, 1999 compared to the same period in 1998, total production for the first half of 1999 decreased primarily due to the sale of certain gas producing properties in Texas, Louisiana, and Michigan during 1999. Production volumes for oil during the six months ended June 30, 1999 increased 57% to 140 Mbbls from 89 Mbbls for the same period in 1998. A 94% increase in Mississippi Salt Basin oil production was partially offset by the sale in 1999 of certain oil producing properties in Texas and Louisiana. Average oil prices decreased 5% to $11.53 per barrel during the six months ended June 30, 1999 from $12.12 per barrel in the same period in 1998.

         Lease operating expenses and production taxes for the six months ended June 30, 1999 decreased 25% to $1.1 million from $1.4 million for the same period in 1998. Lease operating expenses and production taxes decreased due to the combined results of improved efficiencies at Company operated wells sites in the Mississippi Salt Basin and the sale of certain producing properties in Texas, Louisiana and Michigan. As a result, operating expenses per equivalent unit decreased to $0.22 per Mcfe for the six months ended June 30, 1999 from $0.30 per Mcfe in the same period in 1998.

         DD&A expense for the six months ended June 30, 1999 increased 23% to $6.9 million from $5.6 million for the same period in 1998. This increase was the combined result of a reduction in the amount of costs subject to DD&A due to the non-cash cost ceiling write-down at December 31, 1998, the sale of producing oil and gas properties discussed above and an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves due to the sale of producing oil and gas properties mentioned above.

         General and administrative expense of $1.8 million for the six months ended June 30, 1999 was unchanged from the same period of the prior year. Salary reductions and other cost control measures implemented in 1999 helped to offset costs associated with an increase in the number of employees.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

         Interest expense for the six months ended June 30, 1999 increased 186% to $1.6 million from $0.6 million in the same period in 1998, as a result of increased debt levels in 1999 for substantial exploration and development activities in the Mississippi Salt Basin area and significantly increased interest rates as more fully described in Note 4.

         Net loss for the six months ended June 30, 1999 decreased to $(0.9) million from $(5.0) million for the same period in 1998, as a result of the factors described above, plus the six months ended June 30, 1998 include a one-time non-cash charge to earnings of $5.4 million in connection with the termination of MOC's S-corporation status, as more fully discussed in Note 2.


Liquidity and Capital Resources

         Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings.

         The Company has entered into a credit facility with BMO. The Credit Facility consists of a three-year revolving line of credit that converts to a three-year term loan. The amount of credit available during the revolving period and the debt allowed during the term period may not exceed the Company's "borrowing base," or the amount of debt that BMO and the other lenders under the Credit Facility agree can be supported by the cash flow generated by the Company's producing and non-producing proved oil and natural gas reserves. The borrowing base may not exceed $75.0 million. Amounts advanced under the Credit Facility initially bore interest, payable quarterly, at either (i) BMO's announced prime rate or (ii) the London Inter-Bank Offered Rate plus a margin rate ranging from 0.75% to 1.62%, as selected by the Company. In addition, the Company is assessed a commitment fee equal to 0.375% of the unused portion of the borrowing base, payable quarterly in arrears, until the termination of the revolving period. At the termination of the revolving period, the revolving line of credit will convert to a three-year term loan with principal payable in 12 equal quarterly installments. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At June 30, 1999, $30.0 million was outstanding under the Credit Facility.

         As a result of a decrease in estimated proved oil and gas reserves and commodity prices at December 31, 1998, BMO notified the Company that the Company's borrowing base was in noncompliance and as a result certain principal obligations were being accelerated during 1999. Additionally, the Company was in violation of certain negative covenants under the Credit Facility, primarily as a result of the non-cash cost ceiling write-down at December 31, 1998.

         On April 14, 1999, the Company and BMO signed the Second Amendment to the Credit Facility which includes: (i) terms requiring the Company to make principal payments to BMO of $3.0 million by May 1, 1999, $3.0 million by May 31, 1999 and $1.0 million by the first of each month during the period July through October 1999, inclusive; (ii) terms requiring that all outstanding borrowings bear interest at the prime rate plus 3.5%; (iii) a waiver of all negative covenant violations until October 15, 1999 (the "re-determination date"); (iv) revised negative covenant provisions which take effect on the re-determination date; (v) a requirement to submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base; (vi) a requirement that all proceeds from the sales of proved oil and gas properties, additional debt financings or equity offerings, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vii) a requirement for a $300,000 amendment fee payable to BMO at the re-determination date. At the re-determination date, the Company will be required to make additional payments of principal to the extent its outstanding

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

borrowings exceed the borrowing base. Through June 30, 1999, the Company has made $7.0 million in principal payments as required under the Second Amendment to the Credit Facility with proceeds from the sale of certain non-strategic proved and unproved oil and gas properties. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying alternative sources for debt financing.

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc., for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at June 30, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

         On April 14, 1999, the Company also entered into the Warrant Agreement to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants will be determined on a five-day weighted average closing price of the Company's Common Stock. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable and prepaid interest expense was recorded for $422,644. The prepaid interest expense will be recognized in the consolidated statements of operations over the first six-month period of the Warrant Agreement. As of June 30, 1999, the prepaid interest expense balance was $245,777.

         The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas, at the 12 and 18 month anniversaries, equivalent to 9% of the then current principal balance of the Veritas Note Payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and
(ii) grants certain piggy-back registration rights in connection with the warrants. This registration statement was filed on August 5, 1999.

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC of $2.5 million (at June 30, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001.

         At June 30, 1999, the Company had a working capital deficit of $4.3 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

         The Company has budgeted capital expenditures of approximately $10.6 million for 1999. Capital expenditures will be used to fund drilling and development activities, the completion of 3-D seismic surveys that were in process at year end and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the six months ended June 30, 1999 were approximately $8.4 million. The Company intends to fund its 1999 budgeted capital expenditures through operational cash flow.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

         The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas as experienced during 1998 and the first quarter of 1999 have had an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. These lower prices also had an impact on the amount of reserves that can be produced economically by the Company.

         The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and technology enhancement programs. While the Company believes that cash flow from operations, property sales and borrowings, allow the Company to implement its present business strategy through 1999, additional debt or equity financing may be required during the remainder of 1999 and in the future to fund the Company's growth, development and exploration program and continued technological enhancement and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including curtailed exploration.

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

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow and to reduce the exposure to commodity price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in commodity prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended June 30, 1999 and 1998, the Company realized approximately $(64,000) and $92,000, respectively, of hedging gains (losses). For the six months ended June 30, 1999 and 1998, the Company realized approximately $320,000 and $78,000, respectively, of hedging gains. Hedging gains (losses) are included in oil and gas revenues in the Company's consolidated statements of operations. For the three months ended June 30, 1999 and 1998, the Company had hedged 42.5% and 49.9%, respectively, of its oil and natural gas production, and as of June 30, 1999 the Company had 3.2 Bcfe of open oil and natural gas contracts for the months of July 1999 to March 2000. Subsequent to June 30, 1999, the Company entered into additional natural gas contracts for approximately 0.5 Bcf for the time period of September 1999 to January 2000, ranging in price from $2.53 to $2.88 per Mcf. Open contracts totaling 1.1 Bcfe have been settled subsequent to June 30, 1999, resulting in hedge losses of approximately $(34,000).

         Interest Rate Hedge

         The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converted the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount was used to measure interest to be paid or

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

received and did not represent the exposure to credit loss. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the life of the hedge agreement, which was to expire February 9, 2001. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.

         Market Risk Information

         The market risk inherent in the Company's derivatives is the potential loss arising from adverse changes in commodity prices and interest rates. The prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by the market fluctuations, the Company's policy is to hedge no more than 50% (through the use of derivatives) of its future production. Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of oil and natural gas.

Effects of Inflation and Changes in Price

         During 1998 and into 1999, the Company and the oil and gas industry as a whole, experienced historically low crude oil prices and substantially depressed natural gas prices. These lower commodity prices had a negative impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

         The Company has initiated a plan to prepare its computer systems and applications for possible year 2000 problems. Under the plan, the Company is identifying its computer hardware and software systems and equipment with embedded computer chips; assessing the effects of the year 2000 issues; and developing the steps necessary to identify, correct or reprogram and test systems for year 2000 compliance. The Company has completed necessary year 2000 modifications on its internal computer hardware and software applications. The Company will use the remaining time in 1999 for validation and testing.

         The Company expects to spend a total of not more than $25,000 in connection with identifying, assessing, remediating and testing year 2000 issues. The Company expects that it will expense all costs associated with system changes. If the Company invests in new or upgraded technology which has a definable value lasting beyond 2000 and where year 2000 compliance is merely ancillary, the Company will capitalize and depreciate such an asset over its estimated useful life.

         Based on currently available information, management does not anticipate that the costs to address the year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company (including but not limited to failures in service, disruptions in the Company's ability to bill joint venture partners, pay vendors and suppliers, and the possible slowdown of certain computer-dependent processes).

         The Company has made inquiries of third party vendors, suppliers and partners which have a material relationship with the Company as to the status of their year 2000 readiness. The Company is relying on vendor, supplier and partner representations that their internal computer systems are or will be year 2000 compliant and that no material adverse impact on their business operations is anticipated. The Company has not independently verified these representations and there can be no assurances that these representations will prove to be accurate. Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks.

         The costs of the project and the date on which the Company expects to complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 ready, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse impact on the Company. The Company also recognizes that a contingency plan must be developed in the event the Company's systems cannot be made year 2000 compliant on a timely basis. The Company expects to complete the development of this contingency plan by October 1999.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not currently named as a defendant in any lawsuits and/or administrative proceedings arising other than in the ordinary course of business except as disclosed below.

         The Company has been named as a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company ("Energy Drilling"), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys' fees and costs.

         The Company has also been named in lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. The Company currently believes any costs resulting from this lawsuit would be covered by the Company's insurance.

         The Company believes is has meritorious defenses to the claims discussed above and intends to vigorously defends both lawsuits. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's operating results, financial condition or liquidity. Due to the uncertanties inherent in litigation, however, no assurances can be given regarding the final outcome of either action.

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

         10.5 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated March 16, 1999.

         10.6 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 18, 1999.

          10.7 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27, 1999.

          10.8 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated June 30, 1999.

          27.1        Financial Data Schedule.

--------------------

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MILLER EXPLORATION COMPANY



Date:   August 13, 1999                By: /s/ William J. Baumgartner
                                           -------------------------------------
                                           William J. Baumgartner
                                           Executive Vice President
                                           (Principal Accounting and Financial
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

         10.5 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated March 16, 1999.

         10.6 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 18, 1999.

         10.7 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27, 1999.

         10.8 Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated June 30, 1999.

         27.1         Financial Data Schedule.

--------------------