Form 10-Q
period 1999-09-30
MILLER EXPLORATION CO
filed 1999-11-10
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended                          Commission File Number
       SEPTEMBER 30, 1999                                  0-23431


                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                       38-3379776
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

       3104 LOGAN VALLEY ROAD
       TRAVERSE CITY, MICHIGAN                              49685-0348
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

                              Yes X     No
                                 ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class                                   November 10, 1999
           -----                                   -----------------
  Common stock, $.01 par value                     12,681,244 shares

                           MILLER EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................................3

         Consolidated Statements of Operations--
         Three Months and Nine Months Ended September 30, 1999 and 1998 ........................................3

         Consolidated Balance Sheets--
         September 30, 1999 and December 31, 1998...............................................................4

         Consolidated Statement of Equity--
         Nine Months Ended September 30, 1999...................................................................5

         Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 1999 and 1998..........................................................6

         Notes to Consolidated Financial Statements.............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................22

Item 6.  Exhibits and Reports on Form 8-K......................................................................23


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                           ----------------------------         ----------------------------
                                                              1999              1998               1999               1998
                                                           ----------------------------         ----------------------------
REVENUES:
    Natural gas .................................          $  4,403           $  4,833           $ 12,434           $ 13,395
    Crude oil and condensate ....................             1,041                775              2,655              1,854
    Other operating revenues ....................               101                250                395                572
                                                           --------           --------           --------           --------
        Total operating revenues ................             5,545              5,858             15,484             15,821
                                                           --------           --------           --------           --------

OPERATING EXPENSES:
    Lease operating expenses and production taxes               288                907              1,338              2,314
    Depreciation, depletion and amortization ....             4,460              3,596             11,383              9,214
    General and administrative ..................               626                763              2,426              2,596
                                                           --------           --------           --------           --------
        Total operating expenses ................             5,374              5,266             15,147             14,124
                                                           --------           --------           --------           --------

OPERATING INCOME ................................               171                592                337              1,697
                                                           --------           --------           --------           --------

INTEREST EXPENSE ................................              (998)              (522)            (2,605)            (1,084)
                                                           --------           --------           --------           --------

INCOME (LOSS) BEFORE INCOME TAXES ...............              (827)                70             (2,268)               613
                                                           --------           --------           --------           --------

INCOME TAX PROVISION (CREDIT) (Note 2) ..........              (281)               (30)              (857)             5,492
                                                           --------           --------           --------           --------

NET INCOME (LOSS) ...............................          $   (546)          $    100           $ (1,411)          $ (4,879)
                                                           ========           ========           ========           ========

EARNINGS (LOSS) PER SHARE (Note 3)
    Basic .......................................          $  (0.04)          $   0.01           $  (0.11)          $  (0.46)
                                                           ========           ========           ========           ========
    Diluted .....................................          $  (0.04)          $   0.01           $  (0.11)          $  (0.46)
                                                           ========           ========           ========           ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                        AS OF SEPTEMBER 30,   AS OF DECEMBER 31,
                                                                               1999                  1998
                                                                        ------------------    -----------------
                                                                           (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ....................................          $     931           $      22
      Accounts receivable ..........................................              4,274               3,959
      Inventories, prepaids and advances to other operators ........                316                 978
                                                                              ---------           ---------
          Total current assets .....................................              5,521               4,959
                                                                              ---------           ---------

OIL AND GAS PROPERTIES--at cost (full cost method):
      Proved oil and gas properties ................................            112,290             103,272
      Unproved oil and gas properties ..............................             26,943              39,995
      Less-Accumulated depreciation, depletion and amortization ....            (74,395)            (63,253)
                                                                              ---------           ---------
          Net oil and gas properties ...............................             64,838              80,014
                                                                              ---------           ---------

OTHER ASSETS .......................................................                755                 995
                                                                              ---------           ---------
          Total assets .............................................          $  71,114           $  85,968
                                                                              =========           =========

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt ............................          $   8,000           $  10,500
      Accounts payable .............................................              2,513               6,819
      Accrued expenses and other current liabilities ...............              5,581               3,565
                                                                              ---------           ---------
          Total current liabilities ................................             16,094              20,884
                                                                              ---------           ---------

LONG-TERM DEBT .....................................................             24,678              31,837

DEFERRED INCOME TAXES ..............................................              6,111               6,883

DEFERRED REVENUE ...................................................                 62               1,615

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
      Common stock warrants ........................................                423                  --
      Preferred stock, $0.01 par value; 2,000,000 shares authorized;
          none outstanding .........................................                 --                  --
      Common stock, $0.01 par value; 40,000,000 shares
          authorized; 12,681,244 shares and 12,492,597 shares
          outstanding at September 30, 1999 and December 31, 1998,
          respectively .............................................                127                 126
      Additional paid in capital ...................................             66,834              67,136
      Deferred compensation ........................................               (167)               (876)
      Retained deficit .............................................            (43,048)            (41,637)
                                                                              ---------           ---------
Total equity .......................................................             24,169              24,749
                                                                              ---------           ---------
          Total liabilities and equity .............................          $  71,114           $  85,968
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

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                  COMMON                                ADDITIONAL
                                                     STOCK       PREFERRED     COMMON      PAID IN       DEFERRED      RETAINED
                                                    WARRANTS       STOCK        STOCK      CAPITAL     COMPENSATION    DEFICIT
                                                    --------     ---------    ---------   ---------   -------------   ----------
BALANCE-December 31, 1998                           $     --     $    --     $    126     $ 67,136      $   (876)     $(41,637)

     Issuance of restricted stock
         and benefit plan shares                          --          --           --         (390)          709           --
     Issuance of non-employee
         Directors' shares                                --          --            1           88            --           --
     Common stock warrants issued                        423          --           --           --            --           --
     Net loss                                             --          --           --           --            --        (1,411)
                                                    --------     -------     --------     --------      --------      --------

BALANCE-September 30, 1999                          $    423     $    --     $    127     $ 66,834      $   (167)     $(43,048)
                                                    ========     =======     ========     ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                     1999               1998
                                                                                  -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (1,411)          $ (4,879)
     Adjustments to reconcile net loss to net cash from
        operating activities--
           Depreciation, depletion and amortization                                 11,383              9,214
           Deferred income taxes                                                      (772)               268
           Deferred revenue                                                         (1,553)               (41)
           Changes in assets and liabilities--
               Accounts receivable                                                    (316)            (1,772)
               Other assets                                                            664              1,874
               Accounts payable                                                     (4,306)             3,329
               Accrued expenses and other current liabilities                        2,016              3,716
                                                                                  --------           --------
                  Net cash flows provided by operating activities                    5,705             11,709
                                                                                  --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures                                       (8,669)           (32,161)
     Acquisition of properties                                                        --              (51,011)
     Proceeds from sale of oil and gas properties                                   12,701                515
                                                                                  --------           --------
               Net cash flows provided by (used in) investing activities             4,032            (82,657)
                                                                                  --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of principal                                                         (12,149)            (8,178)
     Borrowing on long-term debt                                                     2,490             33,500
     Contributions, return of capital and stock proceeds, net                          831             45,601
                                                                                  --------           --------
               Net cash flows provided by (used in) financing activities            (8,828)            70,923
                                                                                  --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   909                (25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
     PERIOD                                                                             22                146
                                                                                  --------           --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $    931           $    121
                                                                                  ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for--
        Interest                                                                  $  2,331           $    761
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

         Nature of Operations

         The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in two regions: the Mississippi Salt Basin of central Mississippi and the Blackfeet Indian Reservation of the southern Alberta Basin in Montana.

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

         Reclassifications

         Certain reclassifications have been made to prior period statements to conform with the September 30, 1999 presentation.

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

         Due to the use of different methods for tax and financial reporting purposes in accounting for various transactions, the Company has temporary differences between its tax basis and financial reporting basis. Had the Company been a taxpaying entity before consummation of the Offering, a deferred tax liability of approximately $5.4 million would have been recorded for this difference, with a corresponding reduction in retained earnings. Therefore, included in the deferred income tax provision for the nine months ended September 30, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities upon consummation of the Offering and the termination of MOC's S corporation status.


(3)      EARNINGS PER SHARE

         The computation of earnings (loss) per share for the three-month and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands, except per share data):

                                                                          THREE MONTHS                         NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                     1999               1998              1999                1998
                                                                   ---------          --------          ---------          ---------
Net income (loss) attributable to
    basic and diluted EPS ...............................          $   (546)          $    100          $ (1,411)          $ (4,879)

Average common shares outstanding
    applicable to basic EPS .............................            12,679             12,493            12,617             10,702
Add:  stock options, treasury shares and restricted stock              --                  109              --                 --
                                                                   --------           --------          --------           --------
Average common shares outstanding
    applicable to diluted EPS ...........................            12,679             12,602            12,617             10,702

Earnings (loss) per share:
    Basic ...............................................          $  (0.04)          $   0.01          $  (0.11)          $  (0.46)
    Diluted .............................................          $  (0.04)          $   0.01          $  (0.11)          $  (0.46)


         Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 and for the nine months ended September 30, 1999 and 1998 because their effect was antidilutive.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)      LONG-TERM DEBT

         The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At September 30, 1999, $25.5 million was outstanding under the Credit Facility.

         On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulates, among other things, that the Company would submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base and pay a $300,000 re-determination fee.

         On October 29, 1999, the re-determination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which includes:
(i) terms requiring the Company to make principal payments to BMO of $0.75 million the last day of each month during the period beginning with October 1999 through February 2000, except for the January 31, 2000 payment which will be $4.0 million; (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%; (iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a re-determination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and
(vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April re-determination date. At the April re-determination date, the Company will likely be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. Final maturity of the Credit Facility is January 1, 2001. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying alternative sources for debt financing.

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at September 30, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  LONG-TERM DEBT (CONTINUED)

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14 and on the six-month anniversary is determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable and prepaid interest expense was recorded for $422,644. The prepaid interest expense will be recognized in the consolidated statements of operations over the first six-month period of the Warrant Agreement. As of September 30, 1999, the prepaid interest expense balance was $34,455. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

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

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at September 30, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001.


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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)      RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (CONTINUED)

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow and to reduce the exposure to commodity price fluctuations. The Company's policy is to hedge no more than 50% (through the use of derivatives) of its future production. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended September 30, 1999 and 1998, the Company realized approximately $(328,000) and $329,000, respectively, of hedging gains (losses). For the nine months ended September 30, 1999 and 1998, the Company realized approximately $(7,000) and $407,000, respectively of hedging gains (losses). As of September 30, 1999 the Company had 1.5 Bcfe of open oil and natural gas contracts through March 2000 ranging in price from $2.63 to $3.02 per Mcfe.

         Interest Rate Hedge

         The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converted the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount was used to measure interest to be paid or received and did not represent the exposure to credit loss. The difference between the amounts paid and received under the swap is accrued and recorded as an adjustment to interest expense over the life of the hedge agreement, which was to expire February 9, 2001. In March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which will be recognized in earnings ratably as the related outstanding loan balance is amortized.


(6)      COMMITMENTS AND CONTINGENCIES

         Stock Options and Restricted Stock

         Upon consummation of the Offering, 109,500 shares of restricted stock were granted to certain employees. The restricted stock vests in cumulative increments of one-half of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the restricted stock shares are subject to the risk of forfeiture during the vesting period, compensation expense will be recognized ratably over the two-year vesting period as the risk of forfeiture passes. In February 1999, compensation expense of $0.2 million was recorded by the Company as certain restricted shares became vested. At September 30, 1999, the compensation expense on the restricted stock shares to be vested in February 2000, is being deferred and is based on the market value of the shares at September 30, 1999.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(6)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Other

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

         The Company has been named in lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters.

         The Company has been named in a lawsuit brought by Charles Strictland, employee of BJ Services, Inc., on September 30, 1999. The suit is claiming damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company.

         The Company believes it has meritorious defenses to the claims discussed above and intends to vigorously defend these lawsuits. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of either action. The Company currently believes any costs resulting from the lawsuits mentioned above would be covered by the Company's insurance.

(7)      RELATED PARTY TRANSACTIONS

         During the first half of 1999, an affiliated entity purchased a working interest in certain proved and unproved oil and gas properties from the Company for $4.9 million. The Company believes that the purchase price is representative of the fair market value of these interests and that the terms are consistent with those available to unrelated parties. During the quarter ended September 30, 1999, one of these related party sales was rescinded. The $1.0 million in proceeds have been reclassified as a drilling advance to apply towards the drilling of wells that this affiliated entity is participating in.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(9)      SUBSEQUENT EVENTS

         On October 29, 1999, the Company entered into a joint venture arrangement with Remington Oil and Gas Corporation ("Remington") covering multiple salt domes in the Mississippi Salt Basin. The terms of the joint venture arrangement provide for Remington to pay the Company $1.5 million upon closing and to participate in the drilling of five prospects in the Company's Mississippi Salt Basin Project. Remington will earn a position in undeveloped acreage ranging from 14% to 40% working interest in the prospects by paying a disproportionate share of drilling costs in the five-well program. Additionally, Remington will have the option to earn 50% of the undeveloped acreage at the Company's Dry Creek Dome by paying the first $900,000 of a 3-D seismic shoot. The $1.5 million in cash proceeds received from Remington was forwarded to BMO to reduce the principal amount outstanding as required by the Third Amendment to the Credit Facility.



2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects located primarily in Mississippi and Montana.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                   FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                ---------------------------  ------------------------
                                                                   1999           1998          1999         1998
                                                                ---------------------------  ------------------------
Production volumes:
        Crude oil and condensate (Mbbls)...................           60             73           200          162
        Natural gas (Mmcf).................................        1,805          2,349         5,736        6,442
        Natural gas equivalent (Mmcfe).....................        2,165          2,787         6,936        7,414

Average sales prices:
        Crude oil and condensate ($ per Bbl)...............      $ 17.35        $ 10.62       $ 13.28      $ 11.44
        Natural gas ($ per Mcf)............................         2.44           2.06          2.17         2.08
        Natural gas equivalent ($ per Mcfe)................         2.51           2.01          2.17         2.06


Average Costs ($ per Mcfe):
        Lease operating expenses and production taxes......      $   .13        $   .33       $   .19      $   .31
        Depletion, depreciation and amortization...........         2.06           1.29          1.64         1.24
        General and administrative.........................          .29            .27           .35          .35


  Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

         Oil and natural gas revenues for the three months ended September 30, 1999 decreased 3% to $5.4 million from $5.6 million for the same period in 1998. The revenues for the three months ended September 30, 1999 and 1998 include $(328,000) and $329,000 of hedging gains (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Despite a 12% increase in natural gas production volumes for the Mississippi Salt Basin properties, total gas production for the three months ended September 30, 1999 declined 23% to 1,805 Mmcf from 2,349 Mmcf for the same period in 1998. The decrease in total natural gas production is primarily attributable to the sale of certain non-strategic gas producing properties in Texas, Louisiana and Michigan that occurred in previous quarters of 1999. Average natural gas prices increased 18% to $2.44 per Mcf (including a $203,000 hedge loss) for the three months ended September 30, 1999 from $2.06 per Mcf in the same period in 1998. Although oil production for the Mississippi properties decreased 7%, total oil production volumes during the three months ended September 30, 1999 decreased 18% to 60 Mbbls from 73 Mbbls for the same period in 1998. The decrease in non-Mississippi oil production is attributable to the sale of certain non-strategic oil producing properties in Texas and Louisiana. Average oil prices increased 63% to $17.35 per barrel (including a $125,000 hedge loss) during the three months ended September 30, 1999 from $10.62 per barrel in the same period in 1998.

         Lease operating expenses and production taxes for the three months ended September 30, 1999 decreased 68% to $0.3 million from $0.9 million for the same period in 1998. Lease operating expenses and production taxes decreased due to the combined results of improved efficiencies at Company- operated well sites in the Mississippi Salt Basin and as a result of the sale of certain non-strategic producing properties in Texas, Louisiana and Michigan.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 1999 increased 25% to $4.5 million from $3.6 million for the same period in 1998. This increase was the result of above an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves attributable to the sale of certain non-strategic producing oil and gas properties discussed above.

         General and administrative expense for the three months ended September 30, 1999 decreased 18% to $0.6 million from $0.8 million for the same period in 1998, primarily as a result of a cost reduction plan implemented in May 1999.

         Interest expense for the three months ended September 30, 1999 increased 91% to $1.0 million from $0.5 million in the same period in 1998, as a result of increased debt levels in 1999 compared to the same period in 1998 and due to significantly increased interest rates, as more fully discussed Note 4.

         Net loss for the three months ended September 30, 1999 was $(0.5) million compared to net income of $0.1 million for the same period in 1998, as a result of the factors described above.

   Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

         Oil and natural gas revenues of $15.1 million for the nine months ended September 30, 1999 decreased 1% from $15.2 million for the same period in 1998. The revenues for the nine months ended September 30, 1999 and 1998 include $(7,000) and $407,000 of hedging gains (losses), respectively (see "Risk Management Activities, and Derivative Transactions" below). Production volumes for natural gas during the nine months ended September 30, 1999 decreased 11% to 5,736 Mmcf from 6,442 Mmcf for the same period in 1998. Average natural gas prices increased 4% to $2.17 per Mcf for the nine months ended September 30, 1999 from $2.08 per Mcf in the same period in 1998. Although natural gas production in the Mississippi Salt Basin increased approximately 24% for the nine months ended September 30, 1999 compared to the same period in 1998, total production for the nine months ended September 30, 1999 decreased primarily due to the sale of certain non-strategic gas producing properties in Texas, Louisiana and Michigan during 1999. Production volumes for oil during the nine months ended September 30, 1999 increased 23% to 200 Mbbls from 162 Mbbls for the same period in 1998. A 45% increase in Mississippi Salt Basin oil production was partially offset by the sale in 1999 of certain non-strategic oil producing properties in Texas and Louisiana. Average oil prices increased 16% to $13.28 per barrel during the nine months ended September 30, 1999 from $11.44 per barrel in the same period in 1998.

         Lease operating expenses and production taxes for the nine months ended September 30, 1999 decreased 42% to $1.3 million from $2.3 million for the same period in 1998. Lease operating expenses and production taxes decreased due to the combined results of improved efficiencies at Company operated wells sites in the Mississippi Salt Basin and the sale of certain non-strategic producing properties in Texas, Louisiana and Michigan. As a result, operating expenses per equivalent unit decreased to $0.19 per Mcfe for the nine months ended September 30, 1999 from $0.31 per Mcfe in the same period in 1998.

         DD&A expense for the nine months ended September 30, 1999 increased 24% to $11.4 million from $9.2 million for the same period in 1998. This increase was the result of an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves due to the sale of certain non-strategic producing oil and gas properties mentioned above.

         General and administrative expense for the nine months ended September 30, 1999 decreased 7% to $2.4 million from $2.6 million for the same period of the prior year. Salary reductions and other cost control measures implemented in May 1999 helped to offset costs associated with a higher average number of employees during the nine months ended September 30, 1999, compared to the same period in 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         Interest expense for the nine months ended September 30, 1999 increased 140% to $2.6 million from $1.1 million in the same period in 1998 and as a result of increased debt levels in 1999 compared to the same period in 1998 and due to significantly increased interest rates as more fully described in Note 4.

         Net loss for the nine months ended September 30, 1999 decreased to $(1.4) million from $(4.9) million for the same period in 1998, as a result of the factors described above, plus the nine months ended September 30, 1998 include a one-time non-cash charge to earnings of $5.4 million in connection with the termination of MOC's S-corporation status, as more fully discussed in
Note 2.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings.

         The Company has entered into the Credit Facility with BMO. The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At September 30, 1999, $25.5 million was outstanding under the Credit Facility.

         On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulates, among other things, that the Company would submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base and pay a $300,000 re-determination fee.

         On October 29, 1999, the re-determination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which includes:
(i) terms requiring the Company to make principal payments to BMO of $0.75 million the last day of each month during the period beginning with October 1999 through February 2000, except for the January 31, 2000 payment which will be $4.0 million; (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%; (iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a re-determination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and
(vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April re-determination date. At the April re-determination date, the Company will likely be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. Final maturity of the Credit Facility is January 1, 2001. All other principal and interest obligations are expected to be fulfilled through available cash flows, additional property sales or other financing sources, including the possible issuance of additional equity securities as well as identifying alternative sources for debt financing.

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at September 30, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14 and on the six-month anniversary is determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable and prepaid interest expense was recorded for $422,644. The prepaid interest expense will be recognized in the consolidated statements of operations over the first six-month period of the Warrant Agreement. As of September 30, 1999, the prepaid interest expense balance was $34,455. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

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

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at September 30, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001.

         At September 30, 1999, the Company had a working capital deficit of $2.6 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

         The Company has budgeted capital expenditures of approximately $10.6 million for 1999. Capital expenditures are being incurred for drilling and development activities, the completion of 3-D seismic surveys that were in process at year end and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the nine months ended September 30, 1999 were approximately $8.7 million. The Company intends to fund the remainder of its 1999 budgeted capital expenditures through operating cash flow.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and technology enhancement programs and principal payments as required by the Second and Third Amendments to the Credit Facility, more fully described in Note 4. While the Company believes that cash flow from operations and property sales will allow the Company to implement its present business strategy through 1999, additional debt or equity financing may be required during the remainder of 1999 and in the future to fund the Company's growth, development and exploration program, and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including curtailed exploration.

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

         Commodity Price Hedges


         The Company periodically enters into certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow and to reduce the exposure to commodity price fluctuations. The Company's policy is to hedge no more than 50% (through the use of derivatives) of its future production. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended September 30, 1999 and 1998, the Company realized approximately $(328,000) and $329,000, respectively, of hedging gains (losses). For the nine months ended September 30, 1999 and 1998, the Company realized approximately $(7,000) and $407,000, respectively of hedging gains (losses). As of September 30, 1999 the Company had 1.5 Bcfe of open oil and natural gas contracts through March 2000 ranging in price from $2.63 to $3.02 per Mcfe.


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

EFFECTS OF INFLATION AND CHANGES IN PRICE

         During 1998 and into the first quarter of 1999, the Company and the oil and gas industry as a whole, experienced unusually low crude oil prices and substantially depressed natural gas prices. These lower commodity prices had a negative impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         The Company has initiated a plan to prepare its computer systems and applications for possible year 2000 problems. Under the plan, the Company has identified its computer hardware and software systems and equipment with embedded computer chips; assessed the effects of the year 2000 issues; and developed the steps necessary to identify, correct or reprogram and test systems for year 2000 compliance. The Company has completed necessary year 2000 modifications on its internal computer hardware and software applications. The Company will use the remaining time in 1999 for validation, testing, and development of a contingency plan .

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

         The costs of the project and the date on which the Company expects to complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 ready, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse impact on the Company. The Company also recognizes that a contingency plan must be developed in the event the Company's systems cannot be made year 2000 compliant on a timely basis. The Company is working on development of a contingency plan which will be completed prior to December 31, 1999.

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

         The Company has been named in lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters.

         The Company has been named in a lawsuit brought by Charles Strictland, employee of BJ Services, Inc., on September 30, 1999. The suit is claiming damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company.

         The Company believes it has meritorious defenses to the claims discussed above and intends to vigorously defend these lawsuits. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of either action. The Company currently believes any costs resulting from the lawsuits mentioned above would be covered by the Company's insurance.

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

          4.1 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

          4.2 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

         10.1 Agreement between Eagle Investments, Inc., and Miller Exploration Company, dated October 18, 1999.

         27.1         Financial Data Schedule.
--------------------

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MILLER EXPLORATION COMPANY



Date:   November 10, 1999            By: /s/ William J. Baumgartner
                                         ---------------------------------
                                         William J. Baumgartner
                                         Executive Vice President
                                         (Principal Accounting and
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


          4.1 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

          4.2 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

         10.1 Agreement between Eagle Investments, Inc., and Miller Exploration Company, dated October 18, 1999.

         27.1         Financial Data Schedule.
--------------------