Form 10-K
period 1999-12-31
MILLER EXPLORATION CO
filed 2000-03-24
CIK 1048740

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

                        Commission File Number: 0-23431

                               ----------------

                          MILLER EXPLORATION COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              38-3379776
                                                  (I.R.S. Employer
    (State or Other Jurisdiction of              Identification No.)
    Incorporation or Organization)


                                                     49685-0348
3104 Logan Valley Road, Traverse City,
               Michigan                              (Zip Code)
    (Address of Principal Executive
               Offices)

                               ----------------

      Registrant's telephone number, including area code: (231) 941-0004

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                         Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 20, 2000: 12,704,208

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, 2000: $17,468,286

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's May 26, 2000 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

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

                                    PART I

Item 1. Business.

  The Company is an independent oil and gas exploration and production company with exploration efforts concentrated primarily in the Mississippi Salt Basin and the Blackfeet Indian Reservation in Northwest Montana. Miller emphasizes the use of 3-D seismic data analysis and imaging, as well as other emerging technologies, to explore for and develop oil and natural gas in its core exploration areas. Miller is the successor to Miller Oil Corporation ("MOC"), an independent oil and natural gas exploration and production business first established in Michigan by members of the Miller family in 1925. References herein to the "Company" or "Miller" are to Miller Exploration Company, a Delaware corporation, and its subsidiaries and predecessors.

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

  Miller incurred expenditures for exploration and development activity of $10.3 million with respect to the Company's interest in 9 gross wells (5.5 net to the Company) for the year ended December 31, 1999 and $47.0 million with respect to the Company's interest in 33 gross wells (14.0 net to the Company) for the year ended December 31, 1998. The Company currently plans to drill 11 wells (3.9 net to the Company) in 2000, the majority of which are exploratory wells in the Mississippi Salt Basin. The Company's capital expenditure budget for both exploration and development activity in all of its areas of concentration is an unrisked $7.4 million for 2000.

Core Exploration and Development Regions

 Mississippi Salt Basin

  The Company believes that the Mississippi Salt Basin, which extends from Southwestern Alabama across central Mississippi into Northeastern Louisiana, has a significant number of under-developed salt domes. A salt dome is a generally dome-shaped intrusion into sedimentary rock that has a mass of salt as its core. The impermeable nature of the salt dome structure may act as a mechanism to trap hydrocarbons migrating through surrounding rock formations. These geologic structures were formed by the upward thrusting of subsurface salt accumulations towards the surface. Such structures generally are found in groups in geologic basins that provide the necessary conditions for their formation. Salt domes are typically subsurface structures that are easily identified with seismic surveys, but occasionally are visible as surface expressions. The salt domes of the Mississippi Salt Basin were formed in the Cretaceous period. These salt domes range in diameter from 1/2 mile to three miles and vertically extend from 2,000 feet in depth to nearly 20,000 feet in depth. Salt domes similar to those of the Mississippi Salt Basin are a significant cause for major oil and gas accumulations in the Texas and Louisiana Gulf Coast, Northern Louisiana, East Texas and the offshore Gulf of Mexico. This basin has produced substantial amounts of oil and natural gas and continues to be a very active exploration region. Oil and natural gas discovered in the Mississippi Salt Basin have been produced from reservoirs with various stratigraphic and structural characteristics, and may be found in multiple horizons from approximately 3,500 feet to 19,000 feet in depth. Oil and natural gas reserves around salt domes have been encountered in the Eutaw, Lower Tuscaloosa, Washita-Fredericksburg, Paluxy, Rodessa, Sligo, Hosston and Cotton Valley formations, all of which are normally pressured. The Company owns undeveloped leasehold interests in 57,583 gross acres (29,224 net to the Company) covering 20 known salt domes and related salt structures.

  Until the late 1980s, geological models of the salt domes in the Mississippi Salt Basin generally assumed that either the extreme and rapid growth of the salt structure breached the seals of any formations trapping hydrocarbons against the domes or that the growth of the salt domes occurred after hydrocarbons had migrated through the region, in either case, leaving the formations around the salt domes nonproductive. From 1987 to 1991, Oryx Energy Corporation ("Oryx") drilled three successful wells on Mississippi salt dome structures, proving that the flanks of these salt domes were productive. AHC purchased Oryx's entire interest in this area, and in 1993 MOC acquired a 12.5% working interest from AHC in approximately 35,000 gross acres surrounding seven domes. As part of the Combination Transaction, the Company acquired all of AHC's reserves and leasehold interests in these properties, resulting in an approximate 87.5% working interest in the aggregate to the Company. The Company selectively reprocessed an extensive 2-D seismic database that had been acquired over these salt dome prospects, and further acquired new 2-D seismic to improve the selection of the drill sites along the flanks of the salt domes. Based on the positive results of the first several prospects drilled, MOC acquired leasehold interests around 15 additional salt domes and related salt structures that it considered to be prospective. Subsequently, the Company has sold down its interest in the salt domes to generate cash flow for 3-D seismic survey costs, exploration activity and to pay down the Company's outstanding debt.

  The Company believes that the key to exploiting salt dome prospects effectively is the accurate delineation of a salt dome's flanks, with the recognition of fault patterns and the location of fault blocks with large reserve potential. While the reinterpreted 2-D seismic data provided the Company's explorationists with better imaging of a salt dome's subsurface structures, it proved to have limitations in defining the exact locations of the flanks of a salt dome. The Company believes that all of its unsuccessful salt dome wells have either encountered the interior salt core of the salt dome or were too far off structure to encounter the anticipated hydrocarbon trap. In

1998, the Company acquired approximately 400 square miles of 3-D seismic data in the Mississippi Salt Basin. Wells drilled on the 3-D data demonstrate that the 3-D seismic more effectively images the edge of the salt dome, identifying areas that had not been seen on the 2-D seismic, in addition to providing better definition of the size and location of future drilling targets. The Company has continued to use technologically advanced seismic processing methods including prestack depth migration on the 3-D data.

  The Company owns an interest in 12 producing wells in the Mississippi Salt Basin that had an aggregate average production rate as of December 31, 1999 of
36.6 million cubic feet of natural gas equivalent per day ("MMcfe/d") gross (20.9 MMcfe/d net to the Company) at depths ranging from 10,800 to 17,300 feet. Since the Company began its exploration activity in Mississippi in 1993, it has participated in 28 2-D seismic supported and four 3-D seismic supported wells drilled around 10 salt dome structures, with 14 of the 2-D wells (50%) and two of the 3-D wells (50%) establishing commercial production. At December 31, 1999, the Company also was in the process of drilling and/or completing three 3-D wells (.6 net to the Company). Subsequent to December 31, 1999, two of these wells were completed and determined to be commercially productive resulting in an aggregate 3-D supported success rate of 57%. The third well is still being completed. The Company has a back-in after payout in a 3-D well that became commercially productive in November 1999 which increases the 3-D supported well success rate to 63%. The Company also participated in a 3-D well drilled in January 2000 with logged pay that, if successfully completed, would boost the 3-D success rate to 67%. The Company has 8 gross wells (2.4 net to the Company) budgeted in 2000 for the Mississippi Salt Basin with a capital expenditure budget of $7.0 million, including $0.4 million for a new 3-D seismic survey around a currently productive salt dome. All 8 of the Mississippi Salt Basin wells budgeted for 2000 will be based on 3-D seismic data

 Blackfeet Indian Reservation

  In 1998, the Company entered into a joint venture program with K2 Energy Corporation ("K2") to explore on the Blackfeet Indian Reservation (the "Reservation") located in Glacier County, Montana. At December 31, 1999, the Company owned an interest in 150,000 gross leasehold acres (75,000 net to the Company) in the Reservation under an Indian Mineral Development Act ("IMDA") agreement with K2, as operator. The initial three wells under the K2 agreement were drilled in 1999. The Company submitted completion recommendations to K2, but never received a response or the completion information on the initial wells. The lack of communication with K2 has aggravated an already strained relationship. The Company has submitted three drilling proposals to fulfill its 2000 drilling commitment to its partner and operator, K2, with plans to begin drilling in mid-summer 2000.

  In February 1999, the Company entered into a separate IMDA agreement ("Miller Agreement") with the Blackfeet Indian Tribe (the "Tribe") covering 100,000 Tribal acres on the Reservation. The Miller Agreement gives the Company the ability to pay up to $0.2 million for a one-year extension of the two-well annual drilling commitment. The specific provision provides that the Company will not ask for an unreasonable time extension nor will the Tribe unreasonably withhold its consent. In November 1999, the Company requested an extension until July 31, 2000, and received a letter from the Tribe on March 2, 2000, stating that the Company has not fulfilled its drilling obligation. The Tribe has not acknowledged the drilling extension provision of the contract. The Company believes that the extension has been unreasonably withheld, which is a violation of the contract. The Company notified the Tribe on March 14, 2000, and has demanded the return of the initial $1.0 million bonus paid in May 1999, and is also currently evaluating additional options.

  The northern boundary of the Reservation is located approximately 25 miles south of the Waterton, Lookout Butte and Pincher Creek Fields (Alberta, Canada), which have produced 3.8 trillion cubic feet of natural gas ("Tcf"),
0.3 Tcf and 0.5 Tcf, respectively. The eastern boundary of the Reservation is outlined by the Cut Bank Oil Field (Glacier County, Montana), which has produced approximately 175 million barrels of oil ("MMBbl") and 309 Bcf of natural gas. In 1999, the Company incurred $2.1 million in leasehold, 2-D seismic and drilling/completion costs on this project.

Joint Venture Exploration, Participation and Farm-out Agreements

  The Company is a party to the following joint venture exploration, participation, farm-out and other agreements:

 Mississippi Salt Basin Agreements

  Since March 1993, the Company has entered into a series of joint venture exploration agreements and farm-out agreements with AHC, Liberty Energy Corporation, Bonray, Inc., Key Production Company Inc. ("Key"), and Remington Oil & Gas Corp. ("Remington"). These agreements govern the rights and obligations of the Company and the other working-interest owners with respect to lease acquisition, seismic surveys, drilling and development of specified geographic areas of mutual interest (AMI's) over and around 20 salt domes and related salt structures in Southern Mississippi within the Mississippi Salt Basin. Pursuant to these agreements, the Company has acquired and will have the right to acquire a portion of the working interest in leases owned or acquired by the parties within the AMI's. The joint venture exploration agreements begin to expire January 1, 2000, except with respect to AMI's the Company and its partners have established production and where joint operating agreements have been executed. In the case where joint operating agreements have been executed, the term extends as long as any lease within that AMI remains in effect.

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

  In October 1999, the Company executed a joint venture agreement with Remington covering multiple salt domes in the Mississippi Salt Basin. The terms of the joint venture arrangement provide an up front cash payment to the Company with the opportunity to participate in the drilling of five prospects in the Company's Mississippi Salt Basin Project. Remington will earn a position in undeveloped acreage ranging from 14% to 40% working interest in the prospects by paying a disproportionate share of drilling costs in the five-well program. Remington and Miller will also be reviewing the merits of a 3-D survey over the Dry Creek Dome, wherein Remington will have the option to earn 50% of the undeveloped acreage at the Company's Dry Creek Dome by paying the first $900,000 of a 3-D seismic shoot.

 Blackfeet Indian Reservation Agreements

  The Company entered into an Exploration and Development Agreement (the "EDA") with K2 on June 17, 1998 to explore and develop approximately 150,000 gross leasehold acres on the Reservation located in Glacier County, Montana. The EDA provides that Miller and K2 are equal partners in the K2/Blackfeet Agreement (the "K2 Agreement") executed between K2 and the Blackfeet Tribe on March 9, 1998. Terms of the Agreement call for Miller/K2 to drill three gross wells (1.5 net to the Company) and pay $0.6 million ($0.3 million net to the Company) to the Tribe by May 1, 1999 for which 30,000 gross acres (15,000 net to the Company) will be earned from the Tribe. Three gross additional wells (1.5 net to the Company) must be drilled and $0.6 million paid ($0.3 million net to the Company) to the Tribe each subsequent year for four years totaling 15 gross wells (7.5 net to the Company) and $3.0 million ($1.5 million net to the Company) in payments to the Tribe for which 150,000 gross acres (75,000 net to the Company) will be earned. The Tribe will grant leases with a primary term of eight years and can be held by production for 45 years and provides for a maximum combined royalty and production tax burden of 35%. The Company has met all its obligations for 1999 under these agreements.

  The Company entered into a separate IMDA Agreement with the Tribe covering 100,000 Tribal acres that was approved February 26, 1999 (Miller Agreement). Terms of the Miller Agreement call for the Company to pay $1.0 million to the Tribe upon approval and approximately $0.5 million each anniversary for two years. The Company is also obligated to drill a minimum of two wells each year with a total commitment of 10 wells over a five-year period. In addition to the standard force majeure language, Miller negotiated the ability for a one-year extension of the drilling commitment for which the Tribe agreed the extension would not be unreasonably withheld. The terms of the extension were $2 per acre up to a maximum of $200,000 prorated for the number of months the extension was granted. The specific provisions of the Agreement provide that the Company will not ask for an unreasonable amount of time nor will the Tribe unreasonably withhold its consent. The Company will earn 20,000 acres with each set of two wells drilled, regardless of the outcome of the wells. A separate oil and gas lease covering 640 acres will be issued with a $2 per acre rental and an eight-year term. Pursuant to the terms of the K2/Miller Agreement executed on June 17, 1998, K2 was offered their exclusive right to purchase 50% of the Company's interest in the Miller Agreement for cost plus 20% on June 7, 1999. K2 conditionally accepted this offer and, to date, has not paid for its proportionate share of said lands.

 Michigan Basin Agreements

  MOC entered into a Purchase and Sale Agreement dated as of January 1, 1995 with Miller Shale Limited Partnership ("MSLP") for the purpose of monetizing the Section 29 tax credits available from most of its Antrim gas wells in Michigan, and a Purchase and Sale Agreement dated as of November 1, 1996 with MSLP for the purpose of selling part of the reversionary interest retained by MOC under the prior Purchase and Sale Agreement. MSLP is a Michigan limited partnership owned 1% by the general partner, Miller Shale S.V., L.L.C., an affiliate of MOC, and 99% by the limited partner, Far Gas Acquisitions Corporation, an unrelated party. As a result, pursuant to the terms of the two Purchase and Sale Agreements, MOC has assigned its interest in the wells, leases, equipment and other property to MSLP, reserving three separate production payments, an additional contingent payment and a reversionary interest. The first and second production payments generally entitle MOC to receive 97% of the net cash flow from the assigned properties until a specified dollar amount or specified volume is achieved from production attributable to the assigned interests. The third production payment and the additional contingent payment generally entitle MOC to receive 96% of the net cash flow from additional specified volumes of production attributable to the assigned interests. The reversionary interest entitles MOC to a reassignment of 90% of the interests after a larger specified volume of natural gas has been produced from the assigned interests. MSLP also is obligated to make quarterly payments to MOC equivalent to a percentage of the tax credits available under Section 29 with respect to natural gas produced and sold from the interests assigned. MOC also has an option to repurchase the assigned interests for fair market value after December 31, 2002, the expiration date of the Section 29 tax credits. In June 1999, the Company sold its interest in all of its Antrim Shale properties located in Michigan, including the production payments mentioned above to an unrelated third party for $4.5 million.

Volumes, Prices and Production Costs

  The following table sets forth information of the Company with respect to production volumes, average prices received and average production costs for the periods indicated:

                                                       Year Ended December 31,
                                                       ------------------------
                                                        1999     1998    1997
                                                       ------- -------- -------
   Production:
     Crude oil and condensate (Mbbls).................   255.9    247.6    47.4
     Natural gas (MMcf)............................... 7,593.8  8,953.3 2,241.2
     Natural gas equivalent (MMcfe)................... 9,129.2 10,438.7 2,525.9
   Average sales prices:
     Crude oil and condensate ($ per Bbl)............. $ 13.54 $  10.69 $ 20.33
     Natural gas ($ per Mcf)..........................    2.27     2.05    2.60
     Natural gas equivalent ($ per Mcfe)..............    2.27     2.01    2.69
   Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes.... $  0.19 $   0.32 $  0.58
     Depreciation, depletion and amortization.........    1.76     1.53    1.00
     General and administrative.......................    0.34     0.33    0.87

Oil and Natural Gas Marketing and Major Customers

  Most of the Company's oil and natural gas production is sold under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Crude oil and natural gas commodity prices have been volatile and unpredictable during 1998 and 1999, with spot market prices for crude oil falling below $10 per Bbl, and then rising close to $30 per Bbl, and natural gas prices dropping below $1 per Mcf and then climbing up above $3 per Mcf during this two-year period. These wide fluctuations have had a significant impact on the Company's results of operations, cash flow and liquidity. Although the Company currently is not experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect the Company's ability to sell its oil or natural gas production. For the year ended December 31, 1999, sales to the Company's four largest customers were approximately 73%, 16%, 3% and 3%, respectively, of the Company's oil and natural gas revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company's results of operations or financial condition.

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

Title to Properties

  The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company's expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company's credit facility is secured by all oil and natural gas interests and other properties of the Company.

Mississippi Tax Abatement

  The State of Mississippi currently has a production tax abatement program that exempts certain oil and natural gas production from state severance taxes. The exemption as it relates to the Company applies to discovery wells, exploratory wells, and wells developed as a result of 3-D seismic surveys. The exemption is phased out if the average monthly sales price for oil and gas exceeds $25.00 per Bbl and $3.50 per Mcf, respectively. The applicable production is exempt for up to five years and expires June 30, 2003. In April 1999, the State enacted a bill that reduces the severance tax to 3% of the value of oil and/or gas for five years for exploratory wells or wells for which 3-D seismic was utilized (three years for a development well) for wells drilled on or after July 1, 1999, provided that the average monthly sales price of oil or gas does not exceed $20 per barrel or $2.50 per Mcf of gas, respectively. The reduced rate will be repealed on July 1, 2003.

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

 State Regulation

  The states in which the Company operates require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration and production of oil and natural gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. In addition, state laws generally prohibit the venting or flaring of natural gas, regulate the disposal of fluids used in connection with operations and impose certain requirements regarding the ratability of production.

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

Environmental Matters

  The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from former operations such as plugging abandoned wells;

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

  The Company has acquired leasehold interests in several properties that for many years have produced oil and natural gas. Although the Company believes that the previous owners of these interests used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, most of the Company's properties are operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes is not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

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

Employees

  As of March 20, 2000, the Company had 23 full-time employees, including two geologists, a geophysicist and two engineers. None of the Company's employees are represented by any labor union. The Company believes its relations with its employees are good. To optimize prospect generation and development, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of seismic data mapping, acquisition leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site productions operation services, such as pumping, maintenance, dispatching, inspection and testing, generally are provided by independent contractors. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

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

  The Company may not have any option or lease rights in potential drilling locations it identifies. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be leased or drilled or that oil or natural gas will be produced from these or any other potential drilling locations. In addition, drilling locations initially may be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data Actual drilling results are likely to vary from such statistical results, and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget, and there is increased risk of such variance from the 2000 capital budget because of future uncertainties, including those described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, uncontrollable flows of oil, natural gas or well fluids, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company maintains insurance against some but not all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during 2-D and 3-D survey acquisition or surface change attributable to seismic operations and, except in limited circumstances, losses due to business interruption. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The Company occasionally participates in wells on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

Volatility of Oil and Natural Gas Prices

  The Company's revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. It is impossible to predict future oil and natural gas price movements with certainty. A return to the significantly lower oil and gas prices experienced in 1998 and early 1999, as compared to historical averages, would likely have a material adverse effect on the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically.

  The Company periodically reviews the carry value of its oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission ("SEC"). Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, and the lower of cost or market value of unproved properties. Application of the "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to writedown the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a writedown is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date.

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

Reserve Replacement Risk

  In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is highly dependent upon its ability to economically find, develop or acquire reserves in commercial quantities. The business of exploring for or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The Company occasionally participates in wells as non-operator. The failure of an operator of the Company's wells to adequately perform operations, or an operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration and development activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs also could increase.

Marketability of Production

  The marketability of the Company's natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The Company delivers natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. Any dramatic change in market factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Substantial Capital Projects

  The Company makes and will continue to make capital expenditures in its exploration and development projects. The Company intends to finance these capital expenditures with cash flow from operations. Additional financing may be required in the future to fund the Company's developmental and exploratory drilling and seismic activities. No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital sources are not available to the Company, its drilling, seismic and other activities may be curtailed and its business, financial conditions and results of operations could be materially adversely affected.

Substantial Indebtedness

  As of December 31, 1999, the Company had total indebtedness of $29.1 million. The Company's substantial indebtedness could have important consequences. For example, it could (i) increase the Company's vulnerability to adverse economic and industry conditions; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;
(iii) limit the company's flexibility in planning for, or reacting to, changes in its business and the oil and gas industry; (iv) place the Company at a disadvantage compared to its competitors that have less debt and (v) limit the Company's ability to borrow additional funds. In addition, failing to comply with debt covenants could result in an event of default which, if not cured or waived, could adversely affect the Company.

Influence of Certain Stockholders

  As of December 31, 1999, the Company's directors, executive officers and certain of their affiliates, beneficially owned approximately 38% of the Company's outstanding Common Stock. Accordingly, these stockholders, as a group, may be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Certificate of Incorporation or Bylaws and the approval of mergers or other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

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

Item 2. Properties.

Oil and Natural Gas Reserves

  The Company's estimated total proved reserves of oil and natural gas as of December 31, 1999 and 1998, and the present values of estimated future net revenues attributable to these reserves as of those dates were as follows:

                                                          As of December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in thousands,
                                                         except per unit data)
   Net Proved Reserves:
     Crude oil (Mbbl).................................        488.4       991.7
     Natural gas (MMcf)...............................     14,957.2    28,921.9
     Natural gas equivalent (MMcfe)...................     17,887.6    34,872.1
   Net Proved Developed Reserves:
     Crude oil (Mbbl).................................        460.1       991.7
     Natural gas (MMcf)...............................     14,944.5    28,641.6
     Natural gas equivalent (MMcfe)...................     17,705.1    34,591.8
   Estimated future net revenues before income
    taxes(1)..........................................  $    34,917 $    44,513
   Present value of estimated future net revenues
    before income taxes(2)............................  $    28,720 $    36,425
   Standardized measure of discounted estimated future
    net cash flows(3).................................  $    28,720 $    36,425

--------
(1) The average prices for crude oil were $22.29 per Bbl at December 31, 1999 and $8.85 per Bbl at December 31, 1998. The average prices for natural gas were $2.12 per Mcf at December 31, 1999 and $2.01 per Mcf at December 31, 1998.
(2) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.
(3) The standardized measure of discounted estimated future net cash flows represents discounted estimated future net cash flows attributable to the Company's reserves after income taxes, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 69. The balances are not reduced by income taxes due to the tax basis of the properties and a net operating loss carryforward.

  In June 1999, the Company sold its interest in all Michigan Basin Antrim Shale properties.

  The reserve estimates reflected above, as of December 31, 1999, were prepared by Miller and Lents, Ltd., and as of December 31, 1998, by S.A. Holditch & Associates (as to Michigan Basin Antrim Shale reserves) and Miller and Lents, Ltd. (as to non-Michigan Basin Antrim Shale reserves), independent petroleum engineers, and are part of their reserve reports on the Company's oil and natural gas properties.

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

Drilling Activities

  The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

                                                     Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998      1997
                                                  --------- ---------- ---------
                                                  Gross Net Gross Net  Gross Net
                                                  ----- --- ----- ---- ----- ---
   Exploratory Wells:
     Oil.........................................    1  0.4    1   0.2    2  0.3
     Natural gas.................................    1  1.0    8   2.6    2  0.6
     Non-productive..............................    4  2.2   18   8.6    8  1.8
                                                   ---  ---  ---  ----  ---  ---
       Total.....................................    6  3.6   27  11.4   12  2.7
                                                   ===  ===  ===  ====  ===  ===
   Development Wells(1):
     Oil.........................................    1  0.9    4   0.8    3  0.6
     Natural gas.................................    1  0.6  --    --    11  2.3
     Non-productive..............................    1  0.4    2   1.8    5  1.0
                                                   ---  ---  ---  ----  ---  ---
       Total.....................................    3  1.9    6   2.6   19  3.9
                                                   ===  ===  ===  ====  ===  ===

--------
(1) Includes nine gross Antrim Shale wells (1.3 net to the Company) for the year ended December 31, 1997.

  At December 31, 1999, the Company was in the process of drilling and/or completing three gross wells (0.6 net to the Company) that are not reflected in the table. Subsequent to December 31, 1999, two of these wells were determined to be commercially productive. Three of the non-productive exploratory wells drilled during 1999 were in Montana with total capital expenditures of approximately $0.8 million.

Productive Wells and Acreage

 Productive Wells

  The following table sets forth the Company's ownership interest as of December 31, 1999 in productive oil and natural gas wells in the areas indicated:

                                                 Oil    Natural Gas    Total
                                              --------- ------------ ----------
   Region                                     Gross Net Gross  Net   Gross Net
   ------                                     ----- --- ------ ----- ----- ----
   Mississippi Salt Basin....................    2  0.6     10   7.9   12   8.5
   Onshore Gulf Coast
     Texas...................................    4  0.2      6   0.2   10   0.4
   Michigan Basin/Other......................    1   .1      1   1.0    2   1.1
                                               ---  ---  ----- -----  ---  ----
       Total.................................    7  0.9     17   9.1   24  10.0
                                               ===  ===  ===== =====  ===  ====

  Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none are producing from multiple completions.

 Acreage

  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1999:

                                     Developed     Undeveloped        Total
                                    ------------ --------------- ---------------
                                    Gross   Net   Gross    Net    Gross    Net
                                    ------ ----- ------- ------- ------- -------
   Mississippi Salt Basin..........  5,600 4,401  57,583  29,224  63,183  33,625
   Montana.........................    --    --  250,000 175,000 250,000 175,000
   Onshore Gulf Coast
     Texas.........................  4,134   129   5,240     802   9,374     931
     Louisiana.....................    --    --    2,993     575   2,993     575
   Michigan Basin/Other............    400   260   9,454   6,027   9,854   6,287
                                    ------ ----- ------- ------- ------- -------
       Total....................... 10,134 4,790 325,270 211,628 335,404 216,418
                                    ====== ===== ======= ======= ======= =======

  All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease before that date, in which event the lease will remain in effect until the cessation of production. To this end, the Company's forecasted drilling schedule takes into consideration not only the attractiveness of individual prospects, but the lease expirations as well. The following table sets forth the minimum remaining terms of leases for the total gross and net acreage at December 31, 1999:

                                                                 Acres Expiring
                                                                 ---------------
                                                                  Gross    Net
                                                                 ------- -------
   Twelve Months Ending:
     December 31, 2000..........................................  30,044  15,280
     December 31, 2001..........................................  11,652   4,595
     December 31, 2002..........................................  13,901   6,244
     Thereafter................................................. 279,807 190,299
                                                                 ------- -------
       Total.................................................... 335,404 216,418
                                                                 ======= =======

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

  The Company has been named among several co-defendants in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased care, comfort, society and support. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. The plaintiff alleges that the accident was the result of mud dragged on the road from the leased property and alleges that the Company was negligent in its duty to conduct its operations at the site with reasonable care.

  The Company believes it has meritorious defenses to the claims discussed above and intends to vigorously defend these lawsuits. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of each action. The Company currently believes any costs resulting from each of the lawsuits mentioned above would be covered by the Company's insurance.

Item 4. Submission of Matters to a Vote of Security Holders.

  During the fourth quarter of 1999, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock is traded on The Nasdaq National Market under the symbol "MEXP."

  As of March 20, 2000, the Company estimates that there were approximately 2,200 beneficial holders of its Common Stock. The Company consummated the Offering on February 9, 1998. Before that time, there was no public market for the Company's Common Stock.

  The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated, all as reported by The Nasdaq National Market:

                                                               High     Low
                                                               ----     ---
   Year Ended December 31, 1999:
     First Quarter............................................ $ 5      $ 2
     Second Quarter...........................................  2 5/16     9/16
     Third Quarter............................................  3 9/32   1 3/4
     Fourth Quarter...........................................  2 3/16     3/4

  The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company's credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

Item 6. Selected Financial Data.

  The following table presents selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical consolidated financial data as of and for each of the five years in the period ended December 31, 1999 is derived from the consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Earnings per share has been omitted for all periods prior to 1998 since such information is not meaningful and the historically combined Company (prior to the Combination Transaction) was not a separate legal entity with a single capital structure. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1999      1998     1997     1996     1995
                                  -------  --------  -------  -------  -------
                                   (In thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Natural gas.................. $17,266  $ 18,336  $ 5,819  $ 5,614  $ 2,748
    Crude oil and condensate.....   3,465     2,646      964    1,101      715
    Other operating revenues.....     558       829      629      395      296
                                  -------  --------  -------  -------  -------
      Total operating revenues...  21,289    21,811    7,412    7,110    3,759
  Operating expenses:
    Lease operating expenses and
     production taxes............   1,704     3,363    1,478    1,123      777
    Depreciation, depletion and
     amortization................  16,066    15,933    2,520    2,629    1,666
    General and administrative...   3,134     3,475    2,186    1,591    1,270
    Cost ceiling writedown.......     --     35,085      --       --       --
                                  -------  --------  -------  -------  -------
      Total operating expenses...  20,904    57,856    6,184    5,343    3,713
                                  -------  --------  -------  -------  -------
  Operating income (loss)........     385   (36,045)   1,228    1,767       46
  Interest expense...............  (3,519)   (1,635)  (1,200)  (1,139)  (1,017)
  Lawsuit settlement.............     --        --       --       --     3,521
                                  -------  --------  -------  -------  -------
  Income (loss) before income
   taxes.........................  (3,134)  (37,680)      28      628    2,550
                                                     -------  -------  -------
  Income tax provision (credit)
   (1)...........................  (1,152)    4,120
                                  -------  --------
  Net income (loss).............. $(1,982) $(41,800) $    28  $   628  $ 2,550
                                  =======  ========  =======  =======  =======
  Basic and diluted earnings
   (loss) per share.............. $ (0.16) $  (3.75)
                                  =======  ========
  Weighted average shares
   outstanding...................  12,632    11,153
                                  -------  --------
                                             As of December 31,
                                  --------------------------------------------
                                   1999      1998     1997     1996     1995
                                  -------  --------  -------  -------  -------
                                               (In thousands)
Balance Sheet Data (at end of
 period):
  Working capital................ $(4,200) $(15,925) $(5,985) $(2,682) $(1,980)
  Oil and gas properties, net....  58,837    80,014   23,968   20,732   17,731
  Total assets...................  69,686    85,968   30,428   24,050   20,005
  Long-term debt, excluding
   current portion...............  25,610    31,837      481    8,723    7,643
  Equity.........................  23,995    24,749   16,113    7,769    7,410

--------
(1) Upon consummation of the Combination Transaction, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  Miller is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects concentrated primarily in Mississippi and Montana.

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

  The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full cost pool" as incurred. The Company records depletion of its full cost pool using the unit-of-production method. SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool, net of deferred income taxes, may not exceed the net present value of the Company's proved oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvements in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required.

Results of Operations

  The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                       Year Ended December 31,
                          -----------------------------------------------------
                           1999      1998     1997    1999      1998     1997
                          -------  --------  ------- -------  --------  -------
                                (Historical)               (Pro Forma)
Production volumes:
  Crude oil and
   condensate (Mbbls)....   255.9     247.6     47.4   255.9     261.2    206.8
  Natural gas (MMcf)..... 7,593.8   8,953.3  2,241.2 7,593.8   9,646.2  8,298.2
  Natural gas equivalent
   (MMcfe)............... 9,129.2  10,438.7  2,525.9 9,129.2  11,213.4  9,539.2
Revenues:
  Natural gas............ $17,266  $ 18,336  $ 5,819 $17,266  $ 19,810  $20,774
  Crude oil and
   condensate............   3,465     2,646      964   3,465     2,833    3,711
Operating expenses:
  Lease operating
   expenses and
   production taxes...... $ 1,704  $  3,363  $ 1,478 $ 1,704  $  3,571  $ 2,423
  Depletion, depreciation
   and amortization......  16,066    15,933    2,520  16,066    16,537    7,812
  General and
   administrative........   3,134     3,475    2,186   3,134     3,175    2,606
Interest expense......... $ 3,519  $  1,635  $ 1,200 $ 3,519  $  1,635  $ 1,125
Net income (loss)........ $(1,982) $(41,800) $    28 $(1,983) $(35,158) $ 8,438
Average sales prices:
  Crude oil and
   condensate ($ per
   Bbl).................. $ 13.54  $  10.69  $ 20.33 $ 13.54  $  10.85  $ 17.94
  Natural gas ($ per
   Mcf)..................    2.27      2.05     2.60    2.27      2.05     2.50
  Natural gas equivalent
   ($ per Mcfe)..........    2.27      2.01     2.69    2.27      2.02     2.57
Average costs ($ per
 Mcfe):
  Lease operating
   expenses and
   production taxes...... $  0.19  $   0.32  $  0.58 $  0.19  $   0.32  $  0.25
  Depletion, depreciation
   and amortization......    1.76      1.53     1.00    1.76      1.47     0.82
  General and
   administrative........    0.34      0.33     0.87    0.34      0.28     0.27

  Because of the significance of the Combination Transaction which occurred on February 9, 1998, the results of operations have been presented above on a pro forma and historical basis. The results of operations described below will compare historical 1999 year end results of operations to pro forma 1998 year end results of operations and pro forma 1998 year end results of operations to pro forma 1997 year end results of operations. For additional information regarding the Combination Transaction, see Note 1 to the Consolidated Financial Statements.

 Historical Year Ended December 31, 1999 compared to Pro Forma Year Ended December 31, 1998

  Oil and natural gas revenues for the year ended December 31, 1999 decreased 8% to $20.7 million from $22.6 million for the year ended December 31, 1998. Oil and natural gas revenues for the years ended December 31, 1999 and 1998 include approximately ($0.3) million and $0.8 million of hedging (losses) gains, respectively (see "Risk Management Activities and Derivative Transactions" below). Production volumes for natural gas during the year ended December 31, 1999 decreased 21% to 7,594 MMcf from 9,646 MMcf for the year ended December 31, 1998. This decrease is attributable to the sales of the Company's Antrim Shale gas properties in Michigan and certain non-strategic properties in Texas and Louisiana that occurred earlier in 1999. The combined proceeds from these property sales amounted to $7.6 million of which $7.1 million was applied to the Company's outstanding debt balance. The 23% decrease in natural gas production volumes attributable to these sold properties was partially offset by a 2% increase in natural gas produced from the Mississippi Salt Basin properties for the year ended December 31, 1999 compared to the same period of 1998. Average natural gas prices increased 11% to $2.27 per Mcf for the year ended December 31, 1999 from $2.05 per Mcf for the year ended December 31, 1998 due to improved natural gas commodity prices during the third and fourth quarters of 1999. Despite an 11% increase in oil production volumes for the Mississippi Salt Basin properties, total oil production for the year ended December 31, 1999 declined 2% to 256 MBbls from 261 MBbls for the year ended December 31, 1998. Reduced oil production attributable to sold properties in Texas and Louisiana mentioned above offset the production increases from the Mississippi Salt Basin properties. Average oil prices increased 25% to $13.54 per barrel during the year ended December 31, 1999 from $10.85 per barrel for the year ended December 31, 1998 as oil commodity prices rebounded in the third and fourth quarters of 1999.

  Lease operating expenses and production taxes for the year ended December 31, 1999 decreased 52% to $1.7 million from $3.6 million for the year ended December 31, 1998. Lease operating expenses and production taxes decreased due to the combined effect of decreased production associated with the sale of producing properties, as described above, and cost efficiencies realized by the Company on its operated Mississippi Salt Basin properties during 1999.

  Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1999 decreased 3% to $16.1 million from $16.5 million for the year ended December 31, 1998.

  General and administrative expense for the year ended December 31, 1999 decreased 1% to $3.1 million from $3.2 million for the same period in 1998. General and administrative costs started decreasing in 1999 due to a cost reduction plan approved by the Company's board of directors in March 1999. After removal of all non-cash items, general and administrative expense for the year ended December 31, 1999 decreased 16% when compared to the same period of 1998. General and administrative expense for the year ended December 31, 1999 includes the following non-cash items: 1) 401(k) contributions and director fees which were satisfied with Company common stock and compensation expense for the vested portion of restricted stock issued in February 1998, in connection with the Initial Public Offering. General and administrative expense for the year ended December 31, 1998 includes director fees paid in Company common stock as a non-cash expense.

  Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvement in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required.

  At December 31, 1998, the Company recorded a non-cash cost ceiling writedown of $34.4 million. The writedown was the combined result of a large downward revision in oil and gas reserve quantities and depressed commodity prices. Disappointing 2-D seismic-supported drilling results during 1998 and drilling cost overruns on two non-operated properties also contributed to the cost ceiling writedown. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represented the March 1999 closing commodity prices.

  Interest expense for the year ended December 31, 1999 increased 115% to $3.5 million from $1.6 million for the year ended December 31, 1998. This substantial interest expense increase is attributable to a higher average debt level in 1999 compared to 1998, due to substantial 3-D seismic acquisition costs, and exploration and development activity in the third and fourth quarters of 1998 that increased the outstanding debt balance. Also contributing to higher interest expense in 1999 was the interest expense associated with the Veritas Note Payable, more fully discussed in Liquidity and Capital Resources below and in Note 7, and the prime plus 3.5% interest rate that became effective with the Second Amendment to the Credit Facility Agreement dated April 14, 1999, compared to the previous libor based rate effective during 1998.

  Net loss for the year ended December 31, 1999 decreased by $33.2 million to $(2.0 million) from $(35.2 million) for the year ended December 31, 1998, as a result of the factors described above.

 Pro Forma Year Ended December 31, 1998 compared to Pro Forma Year Ended December 31, 1997

  Oil and natural gas revenues for the year ended December 31, 1998 decreased 8% to $22.6 million from $24.5 million for the year ended December 31, 1997. Oil and natural gas revenues for the year ended December 31, 1998 include approximately $0.8 million of hedging gains (see "Risk Management Activities and Derivative

Transactions" below). Production volumes for natural gas during the year ended December 31, 1998 increased 16% to 9,646 MMcf from 8,298 MMcf for the year ended December 31, 1997. Average natural gas prices decreased 18% to $2.05 per Mcf for the year ended December 31, 1998 from $2.50 per Mcf for the year ended December 31, 1997. Production volumes for oil during the year ended December 31, 1998 increased 26% to 261 MBbls from 207 MBbls for the year ended December 31, 1997. Average oil prices decreased 40% to $10.85 per barrel during the year ended December 31, 1998 from $17.94 per barrel in the year ended December 31, 1997. The oil and gas industry suffered through a year of historically low oil prices in 1998, caused by a global influx of crude oil supply brought on by increased Middle-East exports combined with a weaker demand from Asian markets that were experiencing an economic recession. The natural gas market also was depressed as a result of abnormally mild winters caused by a strong El Nino weather pattern that affected the United States during the past two heating seasons. The Company would have experienced an even larger decrease in revenue had it not been for the natural gas hedging gains of approximately $0.8 million and the fact that only 12% of total operating revenues for 1998 were attributable to oil production.

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

  General and administrative expense for the year ended December 31, 1998 increased 22% to $3.2 million from $2.6 million for the same period in 1997. The rise in general and administrative costs is primarily attributable to added expenses associated with the Company's initial year as a public company. These incremental expenses include legal and professional fees paid to attorneys and accountants, increased rents related to office facilities in Mississippi and increased salaries and benefits due to additional financial, technical, operational and administrative staff added during the year.

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

  Net income (loss) for the year ended December 31, 1998 decreased by $43.6 million from $(35.2) to $8.4 million for the year ended December 31, 1997, as a result of the factors described above.

Liquidity and Capital Resources

  Historically, the Company's primary sources of capital have been funds generated by operations, and borrowings under bank credit facilities.

  The Company has a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At December 31, 1999, $21.9 million was outstanding under the Credit Facility.

  On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulated, among other things, that the Company submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base and pay a $300,000 re-determination fee.

  On October 29, 1999, the re-determination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which included:
(i) terms requiring the Company to make principal payments to BMO during the period beginning with October 1999 through February 2000, (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%;
(iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a re-determination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April re-determination date. Final maturity of the Credit Facility was set at January 1, 2001. Total principal payments of $5.1 million were made under the Third Amendment with the remaining $1.9 million waived through letter agreements subsequent to December 31, 1999.

  On March 20, 2000, the Company entered into a Fourth Amendment with BMO which continued all of the provisions of the Third Amendment with the exception of the following changes: i) extension of the final maturity date of the Credit Facility to April 1, 2001; and ii) requirement of a $1.0 million principal payment by March 31, 2000. At the April re-determination date, the Company may be required to make additional payments of principal to the extent its outstanding borrowings exceed the borrowing base. To the extent that additional payments are required, management believes these would be fulfilled from available cash flows, and would not have a material adverse effect on the Company's operating results, financial condition or liquidity.

  On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at December 31, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

  On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

  The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas at the 12 and 18 month anniversaries equivalent to 9% of the then current principal balance of the Veritas Note Payable. The number of shares to be issued on the 12 and 18 month anniversaries will be based upon a five-day weighted average closing price of the Company's common stock at April 14, 2000. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants.

  In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at December 31, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company has obtained a 60-day extension of the $1.0 million payment from February 2000 to April 2000.

  At December 31, 1999, the Company had a working capital deficit of $0.7 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

  The Company has budgeted capital expenditures of approximately an unrisked $7.4 million for 2000. Capital expenditures will be used to fund drilling and development activities, the shooting of a new 3-D seismic survey and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the year ended December 31, 1999 were approximately $10.3 million. The Company intends to fund its 2000 budgeted capital expenditures through operational cash flow.

  The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. A return to the significantly lower oil and gas prices experienced in 1998 and early 1999, as compared to historical averages, would likely have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

  The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development program. While the Company believes that cash flow from operations and improved commodity prices should allow the Company to implement its present business strategy through 2000, additional debt or equity financing may be required during the remainder of 2000 and in the future to fund the Company's growth, development and exploration program, and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

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

 Commodity Price Hedges

  In 1997, the Company began using certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time.

  The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to oil and natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its oil and natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the year ended December 31, 1999, the Company had hedged 45% of its oil and natural gas production, and as of December 31, 1999, the Company had 0.9 Bcfe of open oil and natural gas contracts for the months of January 2000 through March 2000.

 Interest Rate Hedge

  The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The notional amount of the Company's interest rate swap was $25.0 million at December 31, 1998, and had a fair value of approximately $0.2 million. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which is being recognized in earnings ratably as the related outstanding loan balance is amortized.

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

  A sensitivity analysis model was used to calculate the fair values of the Company's derivatives rates in effect at December 31, 1999. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values of the derivatives. The results of this analysis, which may differ from actual results, showed this type of change would not have a material impact on the fair value of the derivatives.

Effects of Inflation and Changes in Price

  Crude oil and natural gas commodity prices have been volatile and unpredictable during 1998 and 1999, with crude oil prices falling below $10 per Bbl and rising close to $30 per Bbl, and natural gas prices dropping below $1 per Mcf and then climbing up above $3 per Mcf during this two-year time period. These wide fluctuations have had a significant impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

Environmental and Other Regulatory Matters

  The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed thereby frequently change and become subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the

Company's business, financial condition and results of operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity.

Year 2000 Readiness Disclosure

  The Company has completed its Year 2000 Readiness Plan ("Year 2000 Plan") which focused on the Company's computer systems and any embedded computer chips integrated into Company operated oil and gas production related equipment. Implementation of the Year 2000 Plan included an assessment and complete inventory of computer hardware/software systems plus oil and gas production equipment. The Company identified, remediated and tested those critical systems that were not year 2000 compliant to prevent any business disruption.

  The Company expensed the cost of software upgrades as incurred and utilized Company personnel to execute the various phases of the Year 2000 Plan. The total costs to implement the Year 2000 Plan was less than $10,000 and did not have a material effect on the Company's financial position, liquidity or results of operations.

  The Company does not anticipate any year 2000 related matters to develop subsequent to the 1999 year-end, but the Company will continue to monitor its systems for any such developments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The information required hereunder is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management Activities and Derivative Transactions" in Item 7, which is incorporated by reference in this Item 7A.

Item 8. Financial Statements and Supplementary Data.

  The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on May 26, 2000 is here incorporated by reference.

Item 11. Executive Compensation.

  The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on May 26, 2000 is here incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on May 26, 2000 is here incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

  The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on May 26, 2000 is here incorporated by reference.

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

Item 14(a)(3). Exhibits. The following exhibits are filed as a part of this report.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Exchange and Combination Agreement dated November 12, 1997. Previously filed as exhibit 2.1 to the Company's Registration Statement on Form
         S-1 (333-40383), and here incorporated by reference.
  2.2(a) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.2(b) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.2(c) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.3(a) Agreement for Purchase and Sale dated November 25, 1997 between
         Amerada Hess Corporation and Miller Oil Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1
         (333-40383), and here incorporated by reference.
  2.3(b) First Amendment to Agreement for Purchase and Sale dated January 7,
         1998. Previously filed as an exhibit to the Company's Registration
         Statement on Form S-1 (333-40383), and here incorporated by reference.
  3.1    Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.
  3.2    Bylaws of the Registrant. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998, and here incorporated by reference.
  4.1    Certificate of Incorporation. See Exhibit 3.1.
  4.2    Bylaws. See Exhibit 3.2.
  4.3    Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
 10.1(a) Stock Option and Restricted Stock Plan of 1997.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.
 10.1(b) Form of Stock Option Agreement.* Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
 10.1(c) Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, and here incorporated by reference.
 10.2    Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.*
 10.3    Lease Agreement between Miller Oil Corporation and C.E. and Betty
         Miller, dated July 24, 1996. Previously filed as an exhibit to the
         Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
 10.4    Letter Agreement dated November 10, 1997, between Miller Oil
         Corporation and C.E. Miller, regarding sale of certain assets.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.5   Amended Service Agreement dated January 1, 1997, between Miller Oil
         Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and
         here incorporated by reference.
  10.6   Form of Registration Rights Agreement (included as Exhibit E to
         Exhibit 2.1). Previously filed as an exhibit to the Company's
         Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  10.7   Consulting Agreement dated June 1, 1996 between Miller Oil Corporation and Frank M. Burke, Jr., with amendment. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.
  10.8   $2,500,000 Promissory Note dated November 26, 1997 between Miller Oil
         Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and
         here incorporated by reference.
  10.9   Form of Indemnification and Contribution Agreement among the
         Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.
  10.10  Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
  10.11  Guaranty Agreement by Miller Exploration Company in favor of Bank of
         Montreal dated February 9, 1998. Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
  10.12  $75,000,000 Promissory Note of Miller Oil Corporation to Bank of
         Montreal dated February 9, 1998. Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
  10.13  Mortgage (Michigan) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9,
         1998. Previously filed as an exhibit to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997, and here incorporated by reference.
  10.14  Mortgage, Deed of Trust, Assignment of Production, Security Agreement
         and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
  10.15  Mortgage, Deed of Trust, Assignment of Production, Security Agreement
         and Financing Statement (Texas) between Miller Oil Corporation and
         James Whitmore, as trustee for the benefit of Bank of Montreal, dated
         February 9, 1998. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.
  10.16  First Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated June 24, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.
  10.17  Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.
  10.18  Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.
  10.19  $4,696,040.60 Note between Miller Exploration Company and Veritas DGC
         Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1998, and here incorporated by reference.
  10.20  Warrant between Miller Exploration Company and Veritas DGC Land, Inc.,
         dated April 14, 1999. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.21  Registration Rights Agreement between Miller Exploration Company and
         Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.
  10.22  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated March 16, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.23  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 18, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.24  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 27, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.25  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated June 30, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.26  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated October 18, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, and here incorporated by reference.
  10.27  Form of Equity Compensation Plan for Non-Employee Directors Agreement
         dated December 7, 1998.
  10.28  Third Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated October 29, 1999.
  10.29  Form of Employment Agreement for Lew P. Murray dated February 9, 1998.
  10.30  Form of Employment Agreement for Michael L. Calhoun dated February 9,
         1998.
  10.31  Form of Stock Option Agreement granted to Lew P. Murray dated January
         1, 2000.
  10.32  Fourth Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated March 20, 2000.
  11.1   Computation of Earnings per Share.
  21.1   Subsidiaries of the Registrant. Previously filed as an exhibit to the
         Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  23.1   Consent of S.A. Holditch & Associates.
  23.2   Consent of Miller and Lents, Ltd.
  23.3   Consent of Arthur Andersen LLP.
  24.1   Limited Power of Attorney.
  27.1   Financial Data Schedule.

--------
* Management contract or compensatory plan or arrangement.

Item 14(b). The Company filed no reports on Form 8-K during the last quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Miller Exploration Company

                                                  /s/ Kelly E. Miller
                                          By: _________________________________
                                                      Kelly E. Miller
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                              Title                       Date
              ---------                              -----                       ----

          /s/ C. E. Miller*            Chairman of the Board                 March 24, 2000
______________________________________
             C. E. Miller

         /s/ Kelly E. Miller           Director (Principal Executive         March 24, 2000
______________________________________  Officer)
           Kelly E. Miller

         /s/ Deanna L. Cannon          (Principal Financial and              March 24, 2000
______________________________________  Accounting Officer)
           Deanna L. Cannon

       /s/ Frank M. Burke, Jr.*        Director                              March 24, 2000
______________________________________
         Frank M. Burke, Jr.

       /s/ Dan A. Hughes, Jr.*         Director                              March 24, 2000
______________________________________
          Dan A. Hughes, Jr.

     /s/ William Casey McManemin*      Director                              March 24, 2000
______________________________________
       William Casey McManemin

        /s/ Kenneth J. Foote*          Director                              March 24, 2000
______________________________________
           Kenneth J. Foote

       /s/ Richard J. Burgess*         Director                              March 24, 2000
______________________________________
          Richard J. Burgess

         /s/ Deanna L. Cannon          Attorney-in-Fact
*By: _________________________________
           Deanna L. Cannon

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Financial Statements of Miller Exploration Company

  Report of Independent Public Accountants................................  F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998............  F-3

  Consolidated Statements of Operations for the Years Ended December 31,
   1999, 1998 and 1997....................................................  F-4

  Consolidated Statements of Equity for the Years Ended December 31, 1999,
   1998 and 1997..........................................................  F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997....................................................  F-6

  Notes to Consolidated Financial Statements..............................  F-7

  Supplemental Quarterly Financial Data (unaudited)....................... F-25

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Miller Exploration Company:

  We have audited the accompanying consolidated balance sheets of MILLER EXPLORATION COMPANY (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Exploration Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Detroit, Michigan
March 24, 2000

                           MILLER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                             As of December
                                                                   31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                                      (Note 1)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $  3,712  $     22
  Restricted cash (Note 3).................................    1,079       --
  Accounts receivable......................................    4,580     3,959
  Inventories, prepaids and advances to operators..........      640       978
                                                            --------  --------
    Total current assets...................................   10,011     4,959
                                                            --------  --------
OIL AND GAS PROPERTIES--at cost (full cost method):
  Proved oil and gas properties............................  115,040   103,272
  Unproved oil and gas properties..........................   22,678    39,995
  Less-Accumulated depreciation, depletion and
   amortization............................................  (78,881)  (63,253)
                                                            --------  --------
    Net oil and gas properties.............................   58,837    80,014
                                                            --------  --------
OTHER ASSETS (Note 2)......................................      838       995
                                                            --------  --------
    Total assets........................................... $ 69,686  $ 85,968
                                                            ========  ========
                  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt........................ $  3,500  $ 10,500
  Accounts payable.........................................    3,472     6,819
  Accrued expenses and other current liabilities...........    7,239     3,565
                                                            --------  --------
    Total current liabilities..............................   14,211    20,884
                                                            --------  --------

LONG-TERM DEBT.............................................   25,610    31,837

DEFERRED INCOME TAXES......................................    5,816     6,883

DEFERRED REVENUE...........................................       54     1,615

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Common stock warrants....................................      845       --
  Preferred stock, $0.01 par value; 2,000,000 shares
   authorized; none outstanding............................      --        --
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 12,681,244 shares outstanding at December
   31, 1999................................................      127       126
  Additional paid in capital...............................   66,690    67,136
  Deferred compensation....................................      (48)     (876)
  Retained deficit.........................................  (43,619)  (41,637)
                                                            --------  --------
    Total equity...........................................   23,995    24,749
                                                            --------  --------
    Total liabilities and equity........................... $ 69,686  $ 85,968
                                                            ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       For the Year Ended
                                                          December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
                                                             (Note 1)  (Note 1)
REVENUES:
  Natural gas...................................... $17,266  $ 18,336  $ 5,819
  Crude oil and condensate.........................   3,465     2,646      964
  Other operating revenues.........................     558       829      629
                                                    -------  --------  -------
    Total operating revenues.......................  21,289    21,811    7,412
                                                    -------  --------  -------
OPERATING EXPENSES:
  Lease operating expenses and production taxes....   1,704     3,363    1,478
  Depreciation, depletion and amortization.........  16,066    15,933    2,520
  General and administrative.......................   3,134     3,475    2,186
  Cost ceiling writedown...........................     --     35,085      --
                                                    -------  --------  -------
    Total operating expenses.......................  20,904    57,856    6,184
                                                    -------  --------  -------
OPERATING INCOME (LOSS)............................     385   (36,045)   1,228
                                                    -------  --------  -------
INTEREST EXPENSE...................................  (3,519)   (1,635)  (1,200)
                                                    -------  --------  -------
INCOME (LOSS) BEFORE INCOME TAXES..................  (3,134)  (37,680)      28
                                                    -------  --------  -------
INCOME TAX PROVISION (CREDIT) (Note 4).............  (1,152)    4,120
                                                    -------  --------
NET INCOME (LOSS).................................. $(1,982) $(41,800) $    28
                                                    =======  ========  =======
EARNINGS (LOSS) PER SHARE (Note 5)
  Basic............................................ $ (0.16) $  (3.75)
                                                    =======  ========
  Diluted.......................................... $ (0.16) $  (3.75)
                                                    =======  ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MILLER EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (In thousands)

                          Common                    Add'l
                          Stock   Preferred Common Paid In    Deferred   Combined Retained
                         Warrants   Stock   Stock  Capital  Compensation  Equity  Deficit
                         -------- --------- ------ -------  ------------ -------- --------
BALANCE--December 31,
 1996...................   $--      $ --     $--   $   --      $ --       $   72  $  7,697
  Contributions and
   return of capital,
   net..................    --        --      --       --        --        8,516       --
  Net income............    --        --      --       --        --          --         28
  Dividends declared....    --        --      --       --        --          --       (200)
                           ----     -----    ----  -------     -----      ------  --------
BALANCE--December 31,
 1997...................    --        --      --       --        --        8,588     7,525
  Net loss and capital
   prior to
   S Corporation
   termination..........    --        --      --       --        --          172      (163)
  S Corporation
   termination..........    --        --      --    16,122       --       (8,760)   (7,362)
  Common stock
   issuance.............    --        --       56   39,983       --          --        --
  Combination
   transaction..........    --        --       69   10,156       --          --        --
  Restricted stock
   issuance.............    --        --        1      875      (876)        --        --
  Net loss after S
   Corporation
   Termination..........    --        --      --       --        --          --    (41,637)
                           ----     -----    ----  -------     -----      ------  --------
BALANCE--December 31,
 1998...................   $--      $ --     $126  $67,136     $(876)     $  --   $(41,637)
  Issuance of restricted
   stock and benefit
   plan shares..........    --        --      --      (500)      794         --        --
  Issuance of non-
   employee Directors'
   shares...............    --        --        1       88       --          --        --
  Common stock warrants
   Issued...............   $845       --      --       --        --          --        --
  Forfeiture of
   restricted shares....    --        --      --       (34)       34         --        --
  Net loss..............    --        --      --       --        --          --     (1,982)
                           ----     -----    ----  -------     -----      ------  --------
BALANCE--December 31,
 1999...................   $845     $ --     $127  $66,690     $ (48)     $  --   $(43,619)
                           ====     =====    ====  =======     =====      ======  ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        For the Year Ended
                                                           December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  --------  --------
                                                              (Note 1)  (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................ $ (1,982) $(41,800) $    28
  Adjustments to reconcile net income (loss) to net
   cash from operating activities--
    Depreciation, depletion and amortization.......   16,066    15,933    2,520
    Cost ceiling writedown.........................      --     35,085      --
    Deferred income taxes..........................   (1,067)   (1,052)     --
    Deferred revenue...............................      (34)      (49)     (58)
    Changes in assets and liabilities--
      Restricted cash..............................   (1,079)      --       --
      Accounts receivable..........................     (621)   (1,850)     137
      Other current assets.........................      --      2,952   (3,432)
      Other assets.................................       48      (118)     --
      Accounts payable.............................   (3,347)    6,786    2,761
      Accrued expenses and other current
       liabilities.................................    3,674     2,962       34
                                                    --------  --------  -------
        Net cash flows provided by operating
         activities................................   11,658    18,849    1,990
                                                    --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures.........  (10,265)  (46,950)  (8,822)
  Acquisition of properties........................      --    (51,011)     --
  Proceeds from sale of oil and gas properties and
   purchases of equipment, net.....................   14,296     3,065    2,955
                                                    --------  --------  -------
        Net cash flows provided by (used in)
         investing activities......................    4,031   (94,896)  (5,867)
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal............................  (15,717)   (5,178)    (572)
  Borrowing on long-term debt......................    2,490    35,500    3,512
  Contributions, return of capital and stock
   proceeds, net...................................    1,228    45,601      873
  Payments of dividends............................      --        --      (200)
                                                    --------  --------  -------
        Net cash flows provided by (used in)
         financing activities......................  (11,999)   75,923    3,613
                                                    --------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................    3,690      (124)    (264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
 PERIOD............................................       22       146      410
                                                    --------  --------  -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..... $  3,712  $     22  $   146
                                                    ========  ========  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest......................................... $  3,033  $  1,571  $ 1,373
                                                    ========  ========  =======

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

  The consolidated financial statements as of and for the year ended December 31, 1998 include the accounts of the Company and its subsidiaries after taking into effect the Offering and the Combination Transaction. The financial statements for the period ending in 1997 include the accounts of the Company and its affiliated entities (as defined above) before the Offering and the Combination Transaction.

 Other Transactions Completed Concurrently With the Initial Public Offering

  In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated concurrently with the Offering was the exchange by the Company of an aggregate of approximately 1.6 million shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998). The financial statements for the period ending in 1997 do not include the activities of these non-affiliated interests.

  In November 1997, the Company entered into a Purchase and Sale Agreement, whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation ("AHC") for $48.8 million, net of post-closing adjustments. This purchase was consummated concurrently with the Offering. This acquisition was accounted for under the purchase method of accounting and was financed with the use of proceeds from the Offering and with new bank borrowings. The financial statements for the period ending in 1997 do not include the activities of these AHC interests.

  In February 1998, MOC terminated its S corporation status which required the Company to reclassify combined equity and retained earnings as additional paid-in capital.

                          MILLER EXPLORATION COMPANY

 Principles of Consolidation

  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

 Principles of Combination

  The accompanying financial statements for the period ending in 1997 include the accounts of Miller, MOC and the other affiliated entities (as defined above), all of which share common ownership and management. The Combination Transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests, as prescribed by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 47 because of the high degree of common ownership among, and the common control of, the combined entities. Accordingly, the accompanying accounts for the period ending in 1997 have been prepared using the historical costs and results of operations of the affiliated entities. There were no differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated.

 Nature of Operations

  The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in the Mississippi Salt Basin of central Mississippi and the Blackfeet Indian Reservation of the southern Alberta Basin in Montana.

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

  To the extent that capitalized costs within the full cost pool, net of deferred income taxes, exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvements in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required. At December 31, 1998, the Company recognized a non-cash cost ceiling writedown in the amount of $35.1 million. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represented the March 1999 closing commodity prices. The Company did not have any such charges against earnings during the year ended December 31, 1997.

                          MILLER EXPLORATION COMPANY

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

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

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

 Other

  For significant accounting policies regarding income taxes, see Note 4; for earnings per share, see Note 5; for financial instruments, see Note 8; for risk management activities and derivative transactions, see Note 9; and for stock-based compensation, see Note 11.

(3) Restricted Cash

  In 1999, the Company entered into escrow agreements at the request of certain joint venture partners regarding the drilling of certain wells operated by the Company. Terms of the escrow agreements require the parties to the agreements to deposit their proportionate share of the estimated costs of drilling each subject well into a separate escrow account. The escrow account is controlled by an independent third party agent and is restricted to the sole purpose of processing payments to vendors and suppliers for charges and expenses associated with the drilling of the wells covered by the escrow agreements.

                          MILLER EXPLORATION COMPANY

(4) Income Taxes

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

  Before consummation of the Offering, the Company and the affiliated entities either elected to be treated as S corporations under the Internal Revenue Code or were otherwise not taxed as entities for federal income tax purposes. The taxable income or loss has therefore been allocated to the equity owners of the Company and the affiliated entities. Accordingly, no provision was made for income taxes in the accompanying financial statements for the period ending in 1997.

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

  Included in the deferred income tax provision for the year ended December 31, 1998, is a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, for the differences between tax basis and financial reporting basis, upon consummation of the Offering and the termination of MOC's S corporation status. The effective income tax rate for the Company for the years ended December 31, 1999 and 1998, was different than the statutory federal income tax rate for the following reasons (in thousands):

                                                             1999      1998
                                                            -------  --------
   Net loss................................................ $(1,982) $(41,800)
   Add back:
     Income tax provision (credit).........................  (1,152)    4,120
                                                            -------  --------
   Pre-tax loss............................................  (3,134)  (37,680)
   Income tax provision (credit) at the federal statutory
    rate...................................................  (1,066)  (12,811)
   Deferred tax liabilities recorded upon the Offering.....     --      5,392
   Valuation allowance.....................................     --     11,700
   All other, net..........................................     (86)     (161)
                                                            -------  --------
   Income tax provision (credit)........................... $(1,152) $  4,120
                                                            =======  ========

  The components of the provision of income taxes for the year ended December 31, 1999 and 1998 are as follows (in thousands):

                                                                 1999     1998
                                                                -------  ------
   Currently payable........................................... $   --   $  --
   Deferred to future periods..................................  (1,152)  4,120
                                                                -------  ------
   Total income taxes.......................................... $(1,152) $4,120
                                                                =======  ======

                          MILLER EXPLORATION COMPANY

  The principal components of the Company's deferred tax assets (liabilities) recognized in the balance sheet as of December 31, 1999 and 1998 are as follows (in thousands):

                                                             1999      1998
                                                           --------  --------
   Deferred tax liabilities:
     Unsuccessful well and lease costs.................... $ (3,075) $ (3,655)
     Intangible drilling costs............................   (3,905)   (3,923)
     Financial statement carrying value in excess of tax
      basis of purchased assets...........................   (1,268)   (1,503)
     Other................................................     (568)     (807)
   Deferred tax assets:
     Net operating loss carryforward......................   14,700    14,705
                                                           --------  --------
   Net deferred tax assets................................    5,884     4,817
   Less: Valuation allowance..............................  (11,700)  (11,700)
                                                           --------  --------
   Net deferred tax liability............................. $ (5,816) $ (6,883)
                                                           ========  ========

  SFAS No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the fourth quarter of 1998, the Company recorded a $35.1 million cost ceiling writedown. The writedown and significant tax net operating loss carryforwards resulted in a net deferred tax asset at December 31, 1998. The Company believes it is more likely than not that a portion of the deferred tax assets will not be realized, therefore, the Company has recorded a valuation allowance. At December 31, 1999, the Company had regular tax net operating loss carryforwards of approximately $3.0 million. This loss carryforward amount will expire during 2012. The Company also had a percentage depletion carryforward of approximately $0.9 million at December 31, 1999, which is available to offset future federal income taxes payable and has no expiration date.

(5) Earnings Per Share

  In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

  Earnings per share has been omitted from the statement of operations for the year ended December 31, 1997, since such information is not meaningful and the historically combined Company (prior to the Combination Transaction) was not a separate legal entity with a singular capital structure. The computation of earnings per share for the year ended December 31, 1999 and 1998 is as follows (in thousands, except per share data):

                                                             1999      1998
                                                            -------  --------
   Net loss attributable to basic and diluted EPS.......... $(1,982) $(41,800)
   Average common shares outstanding applicable to basic
    EPS....................................................  12,633    11,153
   Add: options treasury shares and restricted stock            --        --
                                                            -------  --------
   Average common shares outstanding applicable to diluted
    EPS....................................................  12,633    11,153
   Earnings (loss) per share:
     Basic................................................. $ (0.16) $  (3.75)
                                                            -------  --------
     Diluted............................................... $ (0.16) $  (3.75)
                                                            -------  --------

  Options and restricted stock were not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1998 because their effect was antidilutive.

                          MILLER EXPLORATION COMPANY

(6) Net Production Payments

  During 1995, the Company transferred a limited-term working interest, based on specified volumes, in certain natural gas producing properties to Miller Shale Limited Partnership ("MSLP"), an affiliated entity. Under the terms of the agreement, the Company received payments equal to 97% of the net profits from MSLP, as defined in the agreement, arising from the production of those properties.

  The payments received by the Company were reflected on a gross basis in the accompanying consolidated financial statements and the associated proved reserves also were reflected in the accompanying supplemental oil and gas disclosures to the consolidated financial statements.

  During 1995 and 1996, the Company also received advance cash payments from MSLP of approximately $1.6 million. These proceeds were recorded as deferred revenue, and were recognized in income as the natural gas volumes under the agreement are delivered.

  In June 1999, the Company sold its interest in the Antrim Shale properties located in Michigan, which includes the above-referenced net production payment stream for $4.5 million of which $4.0 million was used to reduce the Company's outstanding Credit Facility balance (see Note 7). The remaining deferred revenue discussed above has been credited to the Company's capitalized cost pool.

(7) Long-Term Debt

  The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At December 31, 1999, $21.9 million was outstanding under the Credit Facility.

  On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulated, among other things, that the Company would submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base and pay a $300,000 re-determination fee.

  On October 29, 1999, the re-determination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which included:
(i) terms requiring the Company to make principal payments to BMO during the period beginning with October 1999 through February 2000, (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%;
(iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a re-determination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April re-determination date. Final maturity of the Credit Facility was set at January 1, 2001. Total principal payments of $5.1 million were made under the Third Amendment with the remaining $1.9 million waived through letter agreements subsequent to December 31, 1999.

  On March 20, 2000, the Company entered into a Fourth Amendment with BMO which continued all of the provisions of the Third Amendment with the exception of the following changes: i) extension of the final maturity date of the Credit Facility to April 1, 2001; and ii) requirement of a $1.0 million principal payment by March 31, 2000. At the April re-determination date, the Company may be required to make additional payments

                          MILLER EXPLORATION COMPANY
of principal to the extent its outstanding borrowings exceed the borrowing base. To the extent that additional payments are required, management believes these would be fulfilled from available cash flows, and would not have a material adverse effect on the Company's operating results, financial condition or liquidity.

  On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at December 31, 1999, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

  On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14, 1999 and on the six-month anniversary is determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

  The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas at the 12 and 18 month anniversaries equivalent to 9% of the then current principal balance of the Veritas Note Payable. The number of shares to be issued on the 12 and 18 month anniversaries will be based upon the five-day weighted average closing price of the Company's common stock at April 14, 2000. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants.

  In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at December 31, 1999) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company has obtained a 60-day extension of the $1.0 million payment from February 2000 to April 2000.

  The Company's long-term debt consisted of the following as of December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                              --------  -------
   BMO Credit Facility....................................... $ 21,914  $35,500
   Veritas Note Payable......................................    4,696    3,837
   AHC Note Payable..........................................    2,500    3,000
                                                              --------  -------
     Total...................................................   29,110   42,337
   Less current portion of long-term debt....................   (3,500) (10,500)
                                                              --------  -------
                                                              $(25,610) $31,837
                                                              ========  =======

                          MILLER EXPLORATION COMPANY

  The Company's minimum principal requirements as of December 31, 1999 are as follows (in thousands):

           2000................................. $ 3,500
           2001.................................  25,610
                                                 -------
                                                 $29,110
                                                 =======

(8) Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

 Cash, Restricted Cash, Temporary Cash Investments, Accounts Receivables, Accounts Payable and Notes Payable

  The carrying amount approximates fair value because of the short maturity of those instruments.

 Long-Term Debt

  The interest rate on the Credit Facility is reset as BMO's prime rate changes to reflect current market rates. Consequently, the carrying value of the Credit Facility approximates fair value.

 Hedging Arrangements

  Refer to Note 9 for a description of the Company's price hedging arrangements and the fair values of the arrangements.

(9) Risk Management Activities and Derivative Transactions

  The Company uses a variety of derivative instruments to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price or interest rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

 Commodity Price Hedges

  In 1997, the Company began using certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the years ended December 31, 1999, 1998 and 1997, the Company hedged 45%, 36% and 1% of its oil and gas production, respectively, and as of December 31, 1999, the Company had 0.9 Bcfe of open oil and natural gas contracts for the months of January 2000 through March, 2000.

                          MILLER EXPLORATION COMPANY

 Interest Rate Hedge

  The Company entered into an interest rate swap agreement, effective November 2, 1998, to exchange the variable rate interest payment obligation under the Credit Facility without exchanging the underlying principal amount. This agreement converts the variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The notional amount of the Company's interest rate swap was $25.0 million at December 31, 1998, and had a fair value of approximately $0.2 million. During March 1999, the Company terminated its interest rate swap agreement and received $0.3 million, which is being recognized in earnings ratably as the related outstanding loan balance is amortized.

(10) Commitments and Contingencies

 Leasing Arrangements

  The Company leases its office building in Traverse City, Michigan from a related party. The lease term is for five years beginning in 1996 and contains an annual 4% escalation clause. The Company also leases office space in Houston, Texas; Jackson, Mississippi; and Columbia, Mississippi; as well as warehouse space in Columbia, Mississippi. The lease agreements in Houston and Jackson were signed by the Company in September 1997 and April 1998, respectively. Each lease has a five year term. The lease for office and warehouse space in Columbia was assumed through the purchase of certain oil and gas properties from AHC in February 1998, as more fully discussed in Note
1. The Columbia lease term ends in June 2001.

  Future minimum lease payments required of the Company for years ending December 31, are as follows (in thousands):

           2000.................................... $259
           2001....................................  213
           2002....................................  147
           2003....................................   32
           2004....................................  --
           Thereafter..............................  --
                                                    ----
                                                    $651
                                                    ====

  Total net rent expense under these lease arrangements was $255,078, $198,547 and $103,464 for the years ended December 31, 1999, 1998 and 1997, respectively.

 Employee Benefit Plan

  The Company has a qualified 401(k) savings plan (the "Plan") covering substantially all eligible employees. The Plan provides for discretionary matching contributions by the Company. Commencing in July 1998, matching contributions have been in the form of Company stock. Contributions charged against operations totaled $189,421, $66,359, and $64,348 for the years ended December 31, 1999, 1998 and 1997, respectively.

 Tax Credit and Royalty Participation Programs

  Various employees were eligible to participate in the Company's Tax Credit and Royalty Participation Programs, which were designed to provide incentive for certain key employees of the Company. Under the programs, the employees were entitled to receive cash payments from the Company, based on overriding royalty

                          MILLER EXPLORATION COMPANY
working interests, fees, reimbursements and other financial items. These payments to the employees, which were charged against operations, totaled $54,611 and $134,916 for the years ended December 31, 1998 and 1997, respectively. These programs were terminated upon the consummation of the Offering in February 1998.

 Other

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

  The Company has been named in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased care, comfort, society and support. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. The plaintiff alleges that the accident was the result of mud dragged on the road from the leased property and alleges that the Company was negligent in its duty to conduct its operations at the site with reasonable care.

  The Company believes it has meritorious defenses to the claims discussed above and intends to vigorously defend these lawsuits. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of each action. The Company currently believes any costs resulting from the lawsuits mentioned above would be covered by the Company's insurance.

(11) Stock-Based Compensation

  During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 1.2 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. Upon consummation of the Offering in February 1998, a total of 577,350 stock options were granted by the Company to directors, corporate officers and other full-time employees of the Company, and 109,500 shares of restricted stock were granted to certain employees. Also in February 1998, the Company made a one-time grant of an aggregate of 272,500 stock options to certain officers pursuant to the terms of stock option agreements entered into between the Company and the officers. During 1999 and 1998, incentive stock options of 25,000 and 54,600, respectively, were issued to outside directors and new employees under the 1997 Plan.

                          MILLER EXPLORATION COMPANY

  Since the above stock options have been granted at market price, no compensation cost has been recognized for stock options granted under the 1997 Plan. The restricted stock vests at cumulative increments of one-half of the total number of restricted stock of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock are subject to the risk of forfeiture during the vesting period, compensation expense is recognized over the two-year vesting period as the risk of forfeiture passes. In February 1999, 54,750 shares of restricted stock vested, and the Company recognized compensation expense of approximately $0.2 million, accordingly.

  On January 1, 2000, the Company granted 191,500 stock options to certain employees with an exercise price of $0.01 per share. The right to exercise the options shall vest and be exercisable when the normal trading average of the stock on the market remains above the designated values for a period of five consecutive trading days as follows:

                                                                      Percentage
     Five-Day Daily Average Target                                      Vested
     -----------------------------                                    ----------
     $2.00...........................................................    40%
     $2.75...........................................................    30%
     $3.50...........................................................    30%

  The Company accounts for all stock options issued under the provisions and related interpretations of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company intends to continue to apply APB No. 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS No. 123.

  The status of the restricted stock and stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

                                               Restricted
                                                 Stock           Options
                                               ---------- ----------------------
                                                 Number    Number      Average
                                               of Shares  of Shares  Grant Price
                                               ---------- ---------  -----------
   Outstanding at January 1, 1998.............      --         --         --
     Granted..................................  109,500    904,950      $8.08
     Exercised................................      --         --         --
     Forfeited................................      --        (500)      8.00
   Outstanding at December 31, 1998...........  109,500    904,450      $8.08
     Granted..................................      --      25,000       3.11
     Exercised................................  (54,750)       --         --
     Forfeited................................  (11,250)  (167,700)      8.19
                                                -------   --------      -----
   Outstanding at December 31, 1999...........   43,500    761,750      $7.89
                                                =======   ========      =====

  The average fair value of shares granted during 1999 and 1998 was $1.68 and $4.10, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

   Assumption                                                    1999     1998
   ----------                                                  -------- --------
   Dividend Yield.............................................       0%       0%
   Risk-free interest rate....................................     6.5%     5.5%
   Expected Life.............................................. 10 years 10 years
   Expected volatility........................................    25.5%    25.7%

                          MILLER EXPLORATION COMPANY

  The following table summarizes certain information for the options outstanding at December 31, 1999:

                                                                    Options
                                        Options Outstanding       Exercisable
                                     -------------------------- ----------------
                                             Weighted  Weighted         Weighted
                                              Average  Average          Average
               Range of                      Remaining  Grant            Grant
             Grant Prices            Shares    Life     Price   Shares   Price
             ------------            ------- --------- -------- ------- --------
   $2.19 to $10.13.................. 761,750  9 years   $7.89   147,350  $8.05

  The Company's pro forma net loss and earnings (loss) per share of common stock had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

                                           As Reported         Pro Forma
                                         -----------------  -----------------
                                          1999      1998     1999      1998
                                         -------  --------  -------  --------
   Net loss............................. $(1,982) $(41,800) $(2,384) $(42,229)
   Earnings (loss) per share of Common
    Stock
     Basic.............................. $ (0.16) $  (3.75) $ (0.19) $  (3.79)
     Diluted............................ $ (0.16) $  (3.75) $ (0.19) $  (3.79)

  The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

(12) Related Party Transactions

  In July 1996, the Company sold the building it occupies to a related party and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement (see Note 10). The Company realized a gain on the sale of the property of approximately $160,000. This gain was deferred and is being amortized in proportion to the gross rental charges under the operating lease.

  Until March 1999, the Company provided technical and administrative services to a corporation controlled by a related party. In connection with this arrangement, $66,667, $200,000 and $200,000 were recognized as management fee income (see Note 15) for the years ended December 31, 1999, 1998 and 1997, respectively.

  A certain stockholder and director of the Company has controlling interest in a corporation that is the operator of jointly owned properties. Payments to this operator for the Company's proportionate share of leasehold, seismic, drilling and operating expenses amounted to $794,319 (net of $1,126,321 in control of well insurance reimbursements), $7,370,718, and $2,038,938 in 1999, 1998 and 1997, respectively. This operator also paid the Company crude oil and natural gas revenues as disclosed in Note 16.

  A certain stockholder and director of the Company is a principal in an organization that provides consulting services to the Company. Consulting fees paid to this organization amounted to $30,738 for 1997. There were no consulting fees paid to this organization in 1999 or 1998.

  During 1999, an affiliated entity purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. The Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties.

                          MILLER EXPLORATION COMPANY

(13) Concentrations of Risk

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

(14) Non-Cash Activities

  During 1999, the Company issued 38,479 shares (with a value of $89,000 at the date of issue) of common stock as compensation for 1998 director fees, as provided for under the Equity Compensation Plan for Non-employee Directors; and reclassified approximately $1.5 from deferred revenue to capitalized oil and gas property costs as more fully discussed in Note 6. During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as discussed in Note 4; acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, as discussed in Note 1; and converted an accounts payable balance of $3.8 million into a note payable, as discussed in Note 7. During 1997, the stockholders contributed approximately $7.6 million of notes payable to MOC as capital.

(15) Other Operating Revenues

  The majority of the other operating revenues are reimbursements for general and administrative activities that the Company performs on behalf of partners and investors in jointly owned oil and gas properties. All other management fees that were earned for exploration and development activities have been credited against oil and gas property costs.

(16) Significant Customers

  Revenues from certain customers accounted for more than 10% of total crude oil and natural gas sales as follows:

                                                                   For the Year
                                                                      Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Carthage Energy Services Inc.................................. 73%  50%  --%
   EOTT.......................................................... 16%   9%  --%
   Muskegon Development Co.......................................  3%   7%  27%
   Dan A. Hughes Company.........................................  2%  21%  30%
   Amerada Hess Corporation......................................  2%  12%  39%

                          MILLER EXPLORATION COMPANY

(17) Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)

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

  The following estimates of proved reserves and future net cash flows as of December 31, 1999, 1998 and 1997 have been prepared by Miller and Lents, Ltd. (as to non-Michigan Antrim Shale reserves) and as of December 31, 1998 and 1997 by S.A. Holditch and Associates (as to Michigan Antrim Shale reserves), independent petroleum engineers. All of the Company's reserves are located in the United States.

                          MILLER EXPLORATION COMPANY

 Estimated Quantities of Proved Oil and Gas Reserves

  The following table sets forth the Company's net proved and proved developed reserves at December 31 for each of the three years in the period ended December 31, 1999, and the changes in the net proved reserves for each of the three years in the period then ended as estimated by petroleum engineers for the respective periods as described in the preceding paragraph:

                                                                   Total
                                                           ---------------------
                                                           Oil (MBbl) Gas (Mmcf)
                                                           ---------- ----------
   Estimated Proved Reserves
    December 31, 1995.....................................    135.0    15,762.2
     Extensions and discoveries...........................    514.9       553.7
     Purchase of reserves.................................      --      1,016.1
     Revisions and other changes..........................     40.3     2,054.0
     Production...........................................    (46.5)   (2,030.0)
                                                             ------    --------
    December 31, 1996.....................................    643.7    17,356.0
     Extensions and discoveries...........................     10.6     3,629.8
     Revisions and other changes..........................    161.6    (1,129.5)
     Production...........................................    (47.4)   (2,241.2)
                                                             ------    --------
    December 31, 1997.....................................    768.5    17,615.1
     Extensions and discoveries...........................    130.1     5,863.7
     Purchases of reserves................................    308.3    23,086.7
     Revisions and other changes..........................     63.3    (8,586.1)
     Production...........................................   (247.6)   (8,953.3)
     Sales of reserves....................................    (30.9)     (104.2)
                                                             ------    --------
    December 31, 1998.....................................    991.7    28,921.9
                                                             ------    --------
     Extensions and discoveries...........................     60.4       880.3
     Revisions and other changes..........................   (175.1)    2,391.1
     Production...........................................   (255.9)   (7,593.8)
     Sales of reserves....................................   (132.7)   (9,642.3)
                                                             ------    --------
    December 31, 1999.....................................    488.4    14,957.2
                                                             ======    ========
   Estimated Proved Developed Reserves
     December 31, 1996....................................    121.0    15,221.2
                                                             ======    ========
     December 31, 1997....................................    130.2    13,964.4
                                                             ======    ========
     December 31, 1998....................................    991.7    28,641.6
                                                             ======    ========
     December 31, 1999....................................    460.1    14,944.5
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

                          MILLER EXPLORATION COMPANY

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

  The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company's crude oil and natural gas reserves at December 31, 1999, 1998 and 1997:

                                                    1999      1998      1997
                                                   -------  --------  --------
                                                        (In thousands)
   Future revenues(1)............................  $42,556  $ 66,975  $ 54,896
   Future production costs(2)....................   (7,237)  (20,930)  (19,091)
   Future development costs(2)...................     (402)   (1,532)   (5,300)
                                                   -------  --------  --------
   Future net cash flows.........................   34,917    44,513    30,505
   Discount to present value at 10% annual rate..   (6,197)   (8,088)  (10,571)
                                                   -------  --------  --------
   Present value of future net revenues before
    income taxes.................................   28,720    36,425    19,934
   Future income taxes discounted at 10% annual
    rate(3)......................................      --        --        --
                                                   -------  --------  --------
   Standardized measure of discounted future net
    cash flows...................................  $28,720  $ 36,425  $ 19,934
                                                   =======  ========  ========

--------
(1) Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.
(2) Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.
(3) The 1999 and 1998 balance is not reduced by income taxes due to the tax basis of the properties and a net operating loss carryforward. Does not include income taxes for 1997 as the Company was not subject to federal income taxes until consummation of the Offering in February 1998.

 Changes in Standardized Measure of Discounted Future Net Cash Flows

  The following table sets forth the changes in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 1999, 1998 and 1997:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In thousands)
   New discoveries............................... $  3,213  $  9,962  $  4,059
   Purchase of reserves..........................      --     55,803       --
   Sales of reserves in place....................   (7,003)     (167)      --
   Revisions to reserves.........................    3,262   (18,635)      350
   Sales, net of production costs................  (19,027)  (17,619)   (5,305)
   Changes in prices.............................   16,571   (11,776)  (22,280)
   Accretion of discount.........................    3,643     1,993     3,006
   Changes in timing of production and other.....   (8,364)   (3,070)   10,039
                                                  --------  --------  --------
   Net change during the year.................... $ (7,705) $ 16,491  $(10,131)
                                                  ========  ========  ========

                          MILLER EXPLORATION COMPANY

 Capitalized Cost Related to Oil and Gas Producing Activities

  The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 1999 and 1998:

                                                             1999      1998
                                                           --------  --------
                                                            (In thousands)
   Proved properties...................................... $115,040  $103,272
   Unproved properties....................................   22,678    39,995
                                                           --------  --------
                                                            137,718   143,267
   Less--Accumulated depreciation, depletion and
    amortization..........................................  (78,881)  (63,253)
                                                           --------  --------
                                                           $ 58,837  $ 80,014
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

  The following table sets forth costs incurred related to the Company's oil and gas activities for the years ended December 31:

                                                         1999     1998    1997
                                                        ------- -------- ------
                                                            (In thousands)
   Property acquisition costs(1)....................... $ 1,818 $ 60,974 $4,577
   Exploration costs...................................   2,572   32,142  2,226
   Development costs...................................   5,875   17,615  2,019
                                                        ------- -------- ------
     Total(2).......................................... $10,265 $110,731 $8,822
                                                        ======= ======== ======

--------
(1) Includes $19,556 in 1998 and $757 in 1996 for the acquisition of proved producing properties.
(2) Includes $12,770 in 1998 of non-cash acquisitions of proved producing and unproved properties in connection with the Combination Transaction as more fully described in Note 1.

                          MILLER EXPLORATION COMPANY

 Results of Operations From Oil and Gas Producing Activities

  The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997. The results of operations below do not include general and administrative expenses, income taxes and interest expense.

                                                        1999     1998     1997
                                                       ------- --------  ------
                                                           (In thousands)
   Operating Revenues:
     Natural gas...................................... $17,266 $ 18,336  $5,819
     Crude oil and condensate.........................   3,465    2,646     964
                                                       ------- --------  ------
       Total operating revenues.......................  20,731   20,982   6,783
                                                       ------- --------  ------
   Operating expenses:
     Lease operating expenses and production taxes.... $ 1,704 $  3,363  $1,478
     Depreciation, depletion and amortization.........  16,066   15,933   2,520
     Cost ceiling writedown...........................     --    35,085     --
                                                       ------- --------  ------
       Total operating expenses.......................  17,770   54,381   3,998
                                                       ------- --------  ------
   Results of operations.............................. $ 2,961 $(33,399) $2,785
                                                       ======= ========  ======

                           MILLER EXPLORATION COMPANY

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                   Unaudited Quarterly Financial Information

                                                     Quarter Ended
                                            ----------------------------------
                                                       June   Sept.
                                            March 31    30      30    Dec. 31
                                            --------  ------  ------  --------
                                            (In thousands, except per share
                                                         data)
1999
Total Operating Revenues................... $ 4,980   $4,960  $5,545  $  5,804
Operating Income...........................     108       59     171        47
Net Loss...................................    (288)    (576)   (546)     (572)
Earnings per share:
  Basic....................................   (0.02)   (0.05)  (0.04)    (0.05)
  Diluted..................................   (0.02)   (0.05)  (0.04)    (0.05)

1998
Total Operating Revenues................... $ 4,236   $5,727  $5,858  $  5,990
Operating Income (Loss)....................      39    1,066     592   (37,742)
Net Income (Loss)..........................  (5,581)     601     100   (36,920)
Earnings per share:
  Basic....................................   (0.79)    0.05    0.01     (3.02)
  Diluted..................................   (0.79)    0.05    0.01     (3.02)

1997
Total Operating Revenues................... $ 2,308   $1,538  $1,685  $  1,881
Operating Income (Loss)....................     903      115     242       (32)
Net Income (Loss)..........................     721      (93)   (290)     (310)

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Exchange and Combination Agreement dated November 12, 1997. Previously filed as exhibit 2.1 to the Company's Registration Statement on Form
         S-1 (333-40383), and here incorporated by reference.

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

  3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.

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

 10.1(a) Stock Option and Restricted Stock Plan of 1997.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

 10.1(b) Form of Stock Option Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.

 10.1(c) Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, and here incorporated by reference.

 10.2 Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.*

 10.3    Lease Agreement between Miller Oil Corporation and C.E. and Betty
         Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

 10.4    Letter Agreement dated November 10, 1997, between Miller Oil
         Corporation and C.E. Miller, regarding sale of certain assets.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

 10.5    Amended Service Agreement dated January 1, 1997, between Miller Oil
         Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

 10.6    Form of Registration Rights Agreement (included as Exhibit E to
         Exhibit 2.1). Previously filed as an exhibit to the Company's
         Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

 Exhibit
   No.                                Description
 -------                              -----------
  10.7   Consulting Agreement dated June 1, 1996 between Miller Oil
         Corporation and Frank M. Burke, Jr., with amendment. Previously filed as an exhibit to the Company's Registration Statement on Form S-1
         (333-40383), and here incorporated by reference.

  10.8   $2,500,000 Promissory Note dated November 26, 1997 between Miller Oil
         Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  10.9   Form of Indemnification and Contribution Agreement among the
         Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.

  10.10 Credit Agreement between Miller Oil Corporation and Bank of Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.

  10.11  Guaranty Agreement by Miller Exploration Company in favor of Bank of
         Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, and here incorporated by reference.

  10.12  $75,000,000 Promissory Note of Miller Oil Corporation to Bank of
         Montreal dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, and here incorporated by reference.

  10.13  Mortgage (Michigan) between Miller Oil Corporation and James
         Whitmore, as trustee for the benefit of Bank of Montreal, dated
         February 9, 1998. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

  10.14 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Mississippi) between Miller Oil Corporation and James Whitmore, as trustee for the benefit of Bank of Montreal, dated February 9, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.

  10.15 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (Texas) between Miller Oil Corporation and
         James Whitmore, as trustee for the benefit of Bank of Montreal, dated
         February 9, 1998. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

  10.16  First Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated June 24, 1998. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.

  10.17 Second Amendment to Credit Agreement between Miller Oil Corporation and Bank of Montreal dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

  10.18 Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

  10.19  $4,696,040.60 Note between Miller Exploration Company and Veritas DGC
         Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1998, and here incorporated by reference.

  10.20  Warrant between Miller Exploration Company and Veritas DGC Land,
         Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998, and here incorporated by reference.

 Exhibit
   No.                                 Description
 -------                               -----------
  10.21  Registration Rights Agreement between Miller Exploration Company and
         Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.

  10.22  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated March 16, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.

  10.23  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 18, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.

  10.24  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 27, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.

  10.25  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated June 30, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.

  10.26  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated October 18, 1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, and here incorporated by reference.

  10.27 Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7, 1998.

  10.28  Third Amendment to Credit Agreement between Miller Oil Corporation and
         Bank of Montreal dated October 29, 1999.

  10.29  Form of Employment Agreement for Lew P. Murray dated February 9, 1998.

  10.30  Form of Employment Agreement for Michael L. Calhoun dated February 9,
         1998.

  10.31  Form of Stock Option Agreement granted to Lew P. Murray dated January
         1, 2000.

  10.32  Fourth Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated March 20, 2000.

  11.1   Computation of Earnings per Share.

  21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

  23.1   Consent of S.A. Holditch & Associates.

  23.2   Consent of Miller and Lents, Ltd.

  23.3   Consent of Arthur Andersen LLP.

  24.1   Limited Power of Attorney.

  27.1   Financial Data Schedule.

--------
*  Management contract or compensatory plan or arrangement.