Form 10-Q
period 2000-03-31
MILLER EXPLORATION CO
filed 2000-05-12
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended                                   Commission File Number
    March 31, 2000                                               0-23431


                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                           38-3379776
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

   3104 Logan Valley Road
   Traverse City, Michigan                                   49685-0348
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

                                 Yes X      No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
         Class                                                May 10, 2000
         -----                                                ------------

 Common stock, $.01 par value                               12,704,208 shares

-------------------------------------------------------------------------------


                           MILLER EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.......................................................................3

         Consolidated Statements of Operations--
         Three Months Ended March 31, 2000 and 1999 ................................................3

         Consolidated Balance Sheets--
         March 31, 2000 and December 31, 1999.......................................................4

         Consolidated Statement of Equity--
         Three Months Ended March 31, 2000..........................................................5

         Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 2000 and 1999.................................................6

         Notes to Consolidated Financial Statements.................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................23

Item 6.  Exhibits and Reports on Form 8-K..........................................................24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                              For the Three Months
                                                                                 Ended March  31,
                                                                            -------------------------
                                                                                2000           1999
                                                                            ---------        --------
REVENUES:
     Natural gas.........................................................    $  4,417        $  4,119
     Crude oil and condensate............................................       1,093             716
     Other operating revenues............................................         213             145
                                                                             --------        --------
     Total operating revenues............................................       5,723           4,980
                                                                             --------        --------

OPERATING EXPENSES:
     Lease operating expenses and production taxes.......................         458             602
     Depreciation, depletion and amortization............................       4,371           3,392
     General and administrative..........................................         709             878
                                                                             --------        --------
         Total operating expenses........................................       5,538           4,872
                                                                             --------        --------

OPERATING INCOME.........................................................         185             108
                                                                             --------        --------

INTEREST EXPENSE.........................................................        (848)            (594)
                                                                             --------        ---------

LOSS BEFORE INCOME TAXES.................................................        (663)            (486)
                                                                             --------        ---------

INCOME TAX PROVISION (CREDIT)............................................        (225)            (198)
                                                                             --------        ---------

NET LOSS ................................................................    $   (438)        $   (288)
                                                                             ========        =========

EARNINGS (LOSS) PER SHARE (Note 3)
     Basic...............................................................    $  (0.03)        $  (0.02)
                                                                             ========        =========
     Diluted.............................................................    $  (0.03)        $  (0.02)
                                                                             ========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      As of March 31,        As of December 31,
                                                                           2000                     1999
                                                                     -----------------       ------------------
                                                                        (Unaudited)
                                      ASSETS
                                      ------
CURRENT ASSETS:
      Cash and cash equivalents....................................        $   1,197            $   3,712
      Restricted cash (Note 2).....................................              107                1,079
      Accounts receivable..........................................            3,359                4,580
      Inventories, prepaids and advances to operators..............              500                  640
                                                                           ---------            ---------
          Total current assets.....................................            5,163               10,011
                                                                           ---------            ---------

OIL AND GAS PROPERTIES  at cost (full cost method):
      Proved oil and gas properties................................          120,971              115,040
      Unproved oil and gas properties..............................           18,348               22,678
Less-Accumulated depreciation, depletion and amortization.........           (83,143)             (78,881)
                                                                           ---------            ---------
          Net oil and gas properties...............................           56,176               58,837
                                                                           ---------            ---------

OTHER ASSETS.......................................................              775                  838
                                                                           ----------           ---------
          Total assets.............................................         $ 62,114            $  69,686
                                                                           =========            =========

                              LIABILITIES AND EQUITY
                              ----------------------
CURRENT LIABILITIES:
      Current portion of long-term debt...........................          $  4,624            $   3,500
      Accounts payable............................................             1,778                3,472
      Accrued expenses and other current liabilities..............             4,340                7,239
                                                                           ---------            ---------
          Total current liabilities...............................            10,742               14,211
                                                                           ---------            ---------

LONG-TERM DEBT....................................................            22,069               25,610

DEFERRED INCOME TAXES.............................................             5,591                5,816

DEFERRED REVENUE..................................................                45                   54

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
      Common stock warrants.......................................               845                  845
      Preferred stock, $0.01 par value; 2,000,000 shares authorized;
          none outstanding........................................                --                   --
      Common stock, $0.01 par value; 20,000,000 shares
          authorized; 12,704,208 shares and 12,681,244 shares
          outstanding at March 31, 2000 and December 31, 1999,
          respectively............................................               127                  127
      Additional paid in capital..................................            66,752               66,690
      Deferred compensation.......................................                --                  (48)
      Retained deficit............................................           (44,057)             (43,619)
                                                                           ---------            ---------
          Total equity............................................            23,667               23,995
                                                                           ----------           ---------
          Total liabilities and equity............................         $  62,114            $  69,686
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

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                   (Unaudited)

                                       Common                              Additional
                                        Stock      Preferred     Common      Paid In      Deferred      Retained
                                      Warrants       Stock        Stock      Capital    Compensation     Deficit
                                      --------       -----        -----      -------    ------------     -------

BALANCE-December 31, 1999             $  845       $    --       $  127      $66,690       $ (48)        $(43,619)

     Issuance of restricted stock
         and benefit plan shares          --            --           --           62          48               --
     Net loss                             --            --           --           --          --             (438)
                                      ------       -------      -------      -------     -------         --------

BALANCE-March 31, 2000                $  845       $    --      $   127      $66,752     $    --         $(44,057)
                                      ======       =======      =======      =======     =======         ========

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                     2000              1999
                                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss     ...........................................................        $  (438)        $   (288)
     Adjustments to reconcile net loss to net cash from
        operating activities--
           Depreciation, depletion and amortization..........................          4,371            3,392
           Deferred income taxes.............................................           (225)            (149)
           Deferred revenue..................................................             (9)              (6)
           Changes in assets and liabilities--
               Restricted cash...............................................            972               --
               Accounts receivable...........................................          1,221              543
               Other assets..................................................             95              534
               Accounts payable..............................................         (1,694)          (2,364)
               Accrued expenses and other current liabilities................         (2,899)           1,239
                                                                                   ---------        ---------
                  Net cash flows provided by operating activities............          1,394            2,901
                                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures................................         (1,602)          (5,607)
     Proceeds from sale of oil and gas properties and purchases of
        equipment, net.......................................................             --            1,201
                                                                                   -----------      ---------
Net cash flows used in investing activities..................................         (1,602)          (4,406)
                                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of principal...................................................         (2,556)            (500)
     Borrowing on long-term debt.............................................            139            2,490
     Contributions, return of capital and stock proceeds, net................            110              262
                                                                                   ---------        ---------
               Net cash flows provided by financing activities...............         (2,307)           2,252
                                                                                   ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................................         (2,515)             747
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
     PERIOD       ...........................................................          3,712               22
                                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...............................      $   1,197        $     769
                                                                                   =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for--
        Interest  ...........................................................      $     637        $     641
                                                                                   =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Organization and Nature of Operations

         The consolidated financial statements of Miller Exploration Company (the "Company") and subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Oil and Gas Properties

         Securities and Exchange Commission Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings.

         Reclassifications

         Certain reclassifications have been made to prior period statements to conform with the March 31, 2000 presentation.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(2)      Restricted Cash

         In 1999, the Company entered into escrow agreements at the request of certain joint venture partners regarding the drilling of certain wells operated by the Company. Terms of the escrow agreements require the parties to the agreements to deposit their proportionate share of the estimated costs of drilling each subject well into a separate escrow account. The escrow account is controlled by an independent third party agent and is restricted to the sole purpose of processing payments to vendors covered by the escrow agreements.

(3)      Earnings Per Share

         The computation of earnings (loss) per share for the three-month periods ended March 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                                                          2000                    1999
                                                                      ------------             ----------
     Net loss attributable to
         basic and diluted EPS....................................       $    (438)            $     (288)
     Average common shares outstanding
         applicable to basic EPS..................................          12,699                 12,553
     Add:  stock options, treasury shares and restricted stock....              --                     --
                                                                      ------------             ----------
     Average common shares outstanding
         applicable to diluted EPS................................          12,699                 12,553

     Earnings (loss) per share:
         Basic....................................................       $   (0.03)            $    (0.02)
         Diluted..................................................       $   (0.03)            $    (0.02)

         Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999 because their effect was antidilutive.

(4)      Long-Term Debt

         Bank Debt

         The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At March 31, 2000, approximately $19.4 million was outstanding under the Credit Facility. All required principal and interest payments have been made according to the terms of the amendments discussed below.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      Long-Term Debt  (continued)

         On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulated, among other things, that the Company would submit a revised reserve report to BMO by October 1, 1999 for a redetermination of the borrowing base and pay a $300,000 redetermination fee.

         On October 29, 1999, the redetermination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which included:
(i) terms requiring the Company to make principal payments to BMO during the period beginning with October 1999 through February 2000, (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%;
(iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a redetermination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the redetermination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April redetermination date. Final maturity of the Credit Facility was set at January 1, 2001. Total principal payments of $5.1 million were made between October 29, 1999 and March 19, 2000 under the Third Amendment.

         On March 20, 2000, the Company entered into a Fourth Amendment with BMO which continued all of the provisions of the Third Amendment with the exception of the following changes: (i) extension of the final maturity date of the Credit Facility to April 1, 2001; and (ii) requirement of a $1.0 million principal payment by March 31, 2000.

         During April 2000, the Company and BMO agreed to amend the Fourth Amendment to extend the borrowing base redetermination date from April 15, 2000 to June 15, 2000, to allow time for the Company to negotiate a new Credit Facility with a new lender. The Amendment also included: (i) terms requiring the Company to make monthly principal payments to BMO of $1.0 million commencing April 30, 2000 and continuing until the earlier of payment of the loan in full, June 15, 2001 or the next borrowing base redetermination; (ii) extension of the final maturity date of the Credit Facility to June 15, 2001; and (iii) payment of a $150,000 amendment fee to BMO by May 1, 2000. The April principal payment and the amendment fee were paid on April 28, 2000. At the June redetermination date or in connection with a new Credit Facility with a new lender, the Company will likely be required to make additional monthly payments of principal. To the extent additional payments are required, management believes these would be fulfilled from available cash flows, and would not have a material adverse effect on the Company's operating results, financial condition or liquidity.

         Other

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at March 31, 2000, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      Long-Term Debt  (continued)

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14, 1999 and on the six-month anniversary is determined based upon the weighted average closing price of the Company's Common Stock for the five business days following April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

         Based upon the weighted average closing price of the Company's Common Stock for the five business days following April 14, 2000, warrants exercisable for 454,994 shares of Common Stock will be issued to Veritas in connection with the twelve-month anniversary of the Warrant Agreement. The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas at the eighteen- month anniversary equivalent to 9% of the then current principal balance of the Veritas Note Payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants.

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at March 31, 2000) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company has obtained a six-month extension of the $1.0 million payment from February 2000 to August 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Terms of the extension agreement require monthly interest payments at an annual interest rate of 12% for the periods February through August 2000 and February through July 2001.

         The Company's long-term debt consisted of the following as of March 31, 2000 (in thousands):

         BMO Credit Facility                             $  19,373
         Veritas Note Payable                                4,696
         AHC Note Payable                                    2,500
         Other                                                 124
                                                        ----------
              Total                                         26,693

         Less current portion of long-term debt             (4,624)
                                                        ----------
                                                        $  (22,069)
                                                        ==========

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

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2000 and 1999, the Company realized approximately $0.06 million and $0.4 million, respectively, of hedging gains which are included in oil and natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 2000 and 1999, the Company had hedged 47% and 37%, respectively, of its oil and natural gas production, and as of March 31, 2000 the Company had 1.1 Bcf of open oil and natural gas contracts for the months of April 2000 to September 2000.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6)      Commitments and Contingencies

         Stock-Based Compensation

         During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 1.2 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. During 1999, incentive stock options of 25,000 were issued to outside directors and new employees under the 1997 Plan. In February 2000 and 1999, 43,500 and 54,750 shares of restricted stock vested, respectively, and the Company recognized compensation expense of approximately $60,000 and $178,000, accordingly.

         On January 1, 2000, the Company granted 191,500 stock options to certain employees with an exercise price of $0.01 per share. The right to exercise the options vests and they become exercisable when the normal trading average of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

                  Five-Day Daily Average Target          Percentage Vested
                  -----------------------------          -----------------

                           $2.00                               40%
                           $2.75                               30%
                           $3.50                               30%


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

         The Company has been named in a lawsuit brought by Charles Strickland, employee of BJ Services, Inc., on September 30, 1999. The suit is claiming damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company has been named in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. The plaintiff alleges that the accident was the result of mud dragged on the road from the leased property and alleges that the Company was negligent in its duty to conduct its operations at the site with reasonable care.

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

         On May 1, 2000, Miller Exploration filed a lawsuit in the United
States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). Miller's lawsuit includes certain claims of relief and allegations by Miller against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2/Blackfeet IMDA; negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order.

        On May 1, 2000, Miller Exploration gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Indian Mineral Development Act (IMDA) agreement between Miller and the Blackfeet (the "Miller/Blackfeet IMDA") dated February 19, 1999, and pursuant to the IMDA agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA") dated May 30, 1997.

        The disputes for which Miller demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which Miller proposed to drill "would not satisfy the mandatory drilling obligations" under the K2/Blackfeet IMDA. Miller contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths.

(7)      Related Party Transactions

         During 1999, an affiliated entity purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. The Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(8)      Non-Cash Activities

         In February 2000 and 1999, 43,500 and 54,750 shares of restricted stock, respectively, vested. In connection therewith, the Company recognized compensation expenses of approximately $60,000 and $178,000 for the quarter ended March 31, 2000 and 1999, accordingly. These non-cash activities have been excluded from the consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects primarily in Mississippi and Montana.

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

         Securities and Exchange Commission ("SEC") Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)


Results of Operations

         The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                  2000                  1999
                                                                 -------              --------
Production volumes:
      Crude oil and condensate (MBbls)                              47.2                  77.0
      Natural gas (MMcf)                                         1,642.0               2,054.9
      Natural gas equivalent (MMcfe)                             1,925.2               2,516.9

Revenues:
      Crude oil and condensate                                 $   1,093           $       716
      Natural gas                                                  4,417                 4,119

Operating expenses:
      Lease operating expenses and production taxes            $     458           $       602
      Depletion, depreciation and amortization                     4,371                 3,392
      General and administrative                                     709                   878

Interest expense                                               $     848           $       594
Net loss                                                            (438)                 (288)

Average sales prices:
      Crude oil and condensate ($ per Bbl)                     $   23.16           $      9.30
      Natural gas ($ per Mcf)                                       2.69                  2.00
      Natural gas equivalent ($ per Mcfe)                           2.86                  1.92

Average Costs ($ per Mcfe):
      Lease operating expenses and production taxes            $    0.24           $      0.24
      Depletion, depreciation and amortization                      2.27                  1.35
      General and administrative                                    0.37                  0.35


         Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

         Oil and natural gas revenues for the three months ended March 31, 2000 increased 14% to $5.5 million from $4.8 million for the comparable period in the prior year. The revenues for the three months ended March 31, 2000 and 1999 include approximately $0.06 million and $0.4 million of hedging gains, respectively (see "Risk Management Activities and Derivative Transactions" below). In 1999, the Company sold substantially all of its producing properties in Texas, Louisiana and the Antrim Shale properties in Michigan. These property sales and the resultant lost production represent the primary reason why production volumes for the three months ended March 31, 2000 decreased 24% to 1,925.2 Mmcfe from 2,516.9 Mmcfe for the comparable period of the prior year. Average realized oil prices increased 149% to $23.16 per barrel from the significantly depressed price of $9.30 per barrel experienced during the comparable period of 1999. Realized natural gas prices for the three months ended March 31, 2000 increased 35% to $2.69 per Mcf from $2.00 per Mcf for the comparable period of the prior year.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)


         Lease operating expenses and production taxes for the three months ended March 31, 2000 decreased 24% to $0.46 million from $0.60 million for the comparable period in the prior year. Lease operating expenses decreased due to the reduction in expenses attributable to the sale of producing properties in Texas, Louisiana and Michigan in 1999. The lease operating expenses and production taxes on a per unit of production basis for the three months ended March 31, 2000, of $0.24 per Mcfe was unchanged from the same period of 1999.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2000 increased 29% to $4.4 million from $3.4 million for the comparable period in the prior year. The higher depletion expense was the combined result of an increase in costs subject to depletion and an increased depletion rate due to a reduction in estimated proved oil and gas reserves from sales of proved reserves in 1999.

         General and administrative expenses for the three months ended March 31, 2000 decreased 19% to $0.7 million from $0.9 million for the comparable period in the prior year. Legal and professional fees decreased 19% for the three months ended March 31, 2000 compared to the same period of 1999. Salaries, wages and related fringe benefits dropped by 28% for the three months ended March 31, 2000 after removal of non-cash items: 1) employer matching 401(k) contributions which were made with Company common stock; and 2) salaries and wages expense for the vested portion of restricted stock issued in February 1998, in connection with the Initial Public Offering. This decrease is due to a reduction in staff level by ten employees and certain salary reductions implemented in May 1999. The Company expects the lower level of general and administrative expenses to continue for the remainder of 2000.

         Interest expense for the three months ended March 31, 2000 increased 43% to $0.8 million from $0.6 million for the comparable period in the prior year, as a result of the prime plus 3.5% interest rate that became effective with the Second Amendment to the Credit Facility dated April 14, 1999 and interest expense associated with the Veritas Note Payable agreement dated April 14, 1999.

         Net loss for the three months ended March 31, 2000 increased to $0.4 million from $0.3 million for the comparable period in the prior year, as a result of the factors described above.

Liquidity and Capital Resources

         Historically, the Company's primary sources of capital have been funds generated by operations, capital contributions and borrowings.

         The Company has entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("BMO"). The Credit Facility includes certain negative covenants that impose limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to its capital stock, limitations on financial ratios, the creation or incurrence of liens, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations of the Company under the Credit Facility are secured by a lien on all real and personal property of the Company. At March 31, 2000, approximately $19.4 million was outstanding under the Credit Facility. All required principal and interest payments have been made according to the terms of the amendments discussed below.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulated, among other things, that the Company would submit a revised reserve report to BMO by October 1, 1999 for a redetermination of the borrowing base and pay a $300,000 redetermination fee.

         On October 29, 1999, the redetermination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which included:
(i) terms requiring the Company to make principal payments to BMO during the period beginning with October 1999 through February 2000, (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%;
(iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a redetermination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the redetermination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the outstanding balance of the Credit Facility at the April redetermination date. Final maturity of the Credit Facility was set at January 1, 2001. Total principal payments of $5.1 million were made between October 29, 1999 and March 19, 2000 under the Third Amendment.

         On March 20, 2000, the Company entered into a Fourth Amendment with BMO which continued all of the provisions of the Third Amendment with the exception of the following changes: (i) extension of the final maturity date of the Credit Facility to April 1, 2001; and (ii) requirement of a $1.0 million principal payment by March 31, 2000.

         During April 2000, the Company and BMO agreed to amend the Fourth Amendment to extend the borrowing base redetermination date from April 15, 2000 to June 15, 2000, to allow time for the Company to negotiate a new Credit Facility with a new lender. The Amendment also included: (i) terms requiring the Company to make monthly principal payments to BMO of $1.0 million commencing April 30, 2000 and continuing until the earlier of payment of the loan in full, June 15, 2001 or the next borrowing base redetermination; (ii) extension of the final maturity date of the Credit Facility to June 15, 2001; and (iii) payment of a $150,000 amendment fee to BMO by May 1, 2000. The April principal payment and the amendment fee were paid on April 28, 2000. At the June redetermination date or in connection with a new Credit Facility with a new lender, the Company will likely be required to make additional monthly payments of principal. To the extent additional payments are required, management believes these would be fulfilled from available cash flows, and would not have a material adverse effect on the Company's operating results, financial condition or liquidity.

         On April 14, 1999, the Company issued a $4.7 million note payable to one its suppliers, Veritas DGC Land, Inc. (the "Veritas Note Payable"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The balance due Veritas was $4.7 million at March 31, 2000, and has been classified as long-term debt in the accompanying financial statements. The principal obligation under the Veritas Note Payable is due on April 15, 2001. Management plans to fulfill the principal obligation under the Veritas Note Payable from available cash flows, property sales and other financing sources.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14, 1999 and on the six-month anniversary is determined based upon the weighted average closing price of the Company's Common Stock for the five business days following April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

         Based upon the weighted average closing price of the Company's common stock for the five business days following April 14, 2000, warrants exercisable for 454,994 shares of Common Stock will be issued to Veritas in connection with the twelve-month anniversary of the Warrant Agreement. The Company has the option, in lieu of issuing warrants, to make a cash payment to Veritas at the eighteen- month anniversary equivalent to 9% of the then current principal balance of the Veritas Note Payable. Under the terms of the Warrant Agreement, all warrants issued will expire on April 15, 2002. In addition, the Company also entered into an agreement with Veritas that (i) requires the Company to file a registration statement with the SEC to register shares of Common Stock that are issuable upon exercise of the above warrants and (ii) grants certain piggy-back registration rights in connection with the warrants.

         In connection with the closing of the AHC acquisition on February 9, 1998, the Company has a non-interest bearing note payable to AHC (the "AHC Note Payable") of $2.5 million (at March 31, 2000) which is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company has obtained a six-month extension of the $1.0 million payment from February 2000 to August 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Terms of the extension agreement require monthly interest payments at an annual interest rate of 12% for the periods February through August 2000 and February through July 2001.

         At March 31, 2000, the Company had a working capital deficit of $1.0 million (excluding the current portion of long-term debt). Management plans to meet these working capital requirements from available cash flows, property sales and other financing sources.

         The Company has budgeted capital expenditures of approximately $7.4 million for 2000. Capital expenditures will be used to fund drilling and development activities, and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures may differ significantly from such estimates. Actual capital expenditures for the three months ended March 31, 2000 were approximately $1.6 million. The Company intends to fund its 2000 budgeted capital expenditures through operational cash flow.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. A return to the significantly lower oil and gas commodity prices experienced during the quarter ended March 31, 1999 would likely have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower oil and gas prices also may reduce the amount of reserves that can be produced economically by the Company.

         The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and technology enhancement programs. While the Company believes that cash flow from operations and improved commodity prices should allow the Company to implement its present business strategy through 2000, additional debt or equity financing may be required during the remainder of 2000 and in the future to fund the Company's growth, development and exploration program and continued technological enhancement and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including curtailment of its exploration and other activities.

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

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2000 and 1999, the Company realized approximately $0.06 million and $0.4 million, respectively, of hedging gains which are included in oil and natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 2000 and 1999, the Company had hedged 47% and 37%, respectively, of its oil and natural gas production, and as of March 31, 2000 the Company had 1.1 Bcf of open oil and natural gas contracts for the months of April 2000 to September 2000.

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

Effects of Inflation and Changes in Price

         Crude oil and natural gas commodity prices have been volatile and unpredictable during 1999 and 2000. The wide fluctuations that have occurred during these periods have had a significant impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


         On May 1, 2000, Miller Exploration filed a lawsuit in the United
States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). Miller's lawsuit includes certain claims of relief and allegations by Miller against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2/Blackfeet IMDA; negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order.

        On May 1, 2000, Miller Exploration gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Indian Mineral Development Act (IMDA) agreement between Miller and the Blackfeet (the "Miller/Blackfeet IMDA") dated February 19, 1999, and pursuant to the IMDA agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA") dated May 30, 1997.

        The disputes for which Miller demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which Miller proposed to drill "would not satisfy the mandatory drilling obligations" under the K2/Blackfeet IMDA. Miller contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. The following documents are filed as exhibits to
                  --------
                  this report on Form 10-Q:


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

         10.1 Fourth Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated March 20, 2000. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year-ended December 31, 1999, and here incorporated by reference.

         27.1            Financial Data Schedule.

------------------

         (b)          Reports on Form 8-K.  No reports on Form 8-K were filed
                      -------------------
during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MILLER EXPLORATION COMPANY



Date: May 12, 2000           By: /s/ Deanna L. Cannon
                                ---------------------------------------------
                                Deanna L. Cannon
                                Vice President-Finance and Secretary
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

         10.1 Fourth Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated March 20, 2000. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year-ended December 31, 1999, and here incorporated by reference.

         27.1         Financial Data Schedule.
--------------------