Form 10-K/A
period 1999-12-31
MILLER EXPLORATION CO
filed 2000-07-24
CIK 1048740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                  Form 10-K/A

                                AMENDMENT NO. 1

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ________________

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

                              Title of each class
                              -------------------
                         Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                      No ______
                         ------


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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, 2000: $17,468,286

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's May 26, 2000 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K

================================================================================

     This Amendment No. 1 to the Annual Report on Form 10-K of Miller Exploration Company (the "Company") amends and restates in its entirety Item 14(a)(3) of Part IV of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 24, 2000 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.
          ------------------------------------------------------------------

     Item 14(a)(3).  Exhibits.  The following exhibits are filed as a part of
                     --------
this report.

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

      3.1(a)           Certificate of Incorporation of the Registrant.
                       Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

      3.1(b)           Certificate of Amendment to Certificate of Incorporation.

      3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

     4.3 Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     10.1(a) Stock Option and Restricted Stock Plan of 1997./*/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

      10.1(b) Form of Stock Option Agreement./*/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

      10.1(c) Form of Restricted Stock Agreement./*/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

      10.2 Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference./*/

      10.3 Lease Agreement between Miller Oil Corporation and C.E. and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

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

       10.27 Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7, 1998.**

       10.28 Third Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated October 29, 1999.**

       10.29 Form of Employment Agreement for Lew P. Murray dated February 9, 1998.**

       10.30 Form of Employment Agreement for Michael L. Calhoun dated February 9, 1998.**

       10.31 Form of Stock Option Agreement granted to Lew P. Murray dated January 1, 2000.**

       10.32 Fourth Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated March 20, 2000.**

       11.1    Computation of Earnings per Share.**

       21.1 Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

       23.1    Consent of S.A. Holditch & Associates.**

       23.2    Consent of Miller and Lents, Ltd.**

       23.3    Consent of Arthur Andersen LLP.**

       24.1    Limited Power of Attorney.**

       27.1    Financial Data Schedule.**
____________________

*   Management contract or compensatory plan or arrangement.
**  Previously filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July 24, 2000

                              MILLER EXPLORATION COMPANY


                              By /s/ Deanna L. Cannon
                                -------------------------------
                                 Deanna L. Cannon
                                 Vice President-Finance