Form 10-Q
period 2000-06-30
MILLER EXPLORATION CO
filed 2000-08-14
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



================================================================================


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended                            Commission File Number
        JUNE 30, 2000                                        0-23431




                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)



            DELAWARE                                     38-3379776
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)



     3104 LOGAN VALLEY ROAD
     TRAVERSE CITY, MICHIGAN                             49685-0348
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



                               Yes  X      No
                                   ----       ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                       Outstanding at
               Class                                   August 14, 2000
               -----                                   ---------------

    Common stock, $.01 par value                      13,241,891 shares



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

         Consolidated Statements of Operations--
         Three Months and Six Months Ended June 30, 2000 and 1999 ........3

         Consolidated Balance Sheets--
         June 30, 2000 and December 31, 1999..............................4

         Consolidated Statement of Equity--
         Six Months Ended June 30, 2000...................................5

         Consolidated Statements of Cash Flows--
         Six Months Ended June 30, 2000 and 1999..........................6

         Notes to Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................23

Item 2.  Changes in Securities...........................................23

Item 3.  Defaults Upon Senior Securities.................................23

Item 4.  Submissions of Matters to a Vote of Securityholders.............23

Item 5.  Other Information...............................................24

Item 6.  Exhibits and Reports on Form 8-K................................25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           For the Three Months           For the Six Months
                                                              Ended June 30,                 Ended June 30,
                                                         ------------------------        -----------------------
                                                           2000            1999            2000            1999
                                                         --------        --------        --------        --------
REVENUES:
     Natural gas ...................................     $  4,924        $  3,912        $  9,341        $  8,031
     Crude oil and condensate ......................        1,422             898           2,515           1,614
     Other operating revenues ......................          123             150             336             294
                                                         --------        --------        --------        --------
     Total operating revenues ......................        6,469           4,960          12,192           9,939
                                                         --------        --------        --------        --------

OPERATING EXPENSES:
     Lease operating expenses and production taxes..          557             448           1,015           1,051
     Depreciation, depletion and amortization ......        4,415           3,530           8,786           6,922
     General and administrative ....................          633             923           1,342           1,800
                                                         --------        --------        --------        --------
         Total operating expenses ..................        5,605           4,901          11,143           9,773
                                                         --------        --------        --------        --------

OPERATING INCOME ...................................          864              59           1,049             166
                                                         --------        --------        --------        --------

INTEREST EXPENSE ...................................         (818)         (1,013)         (1,667)         (1,607)
                                                         --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES ..................           46            (954)           (618)         (1,441)
                                                         --------        --------        --------        --------

INCOME TAX PROVISION (CREDIT) ......................           16            (378)           (210)           (576)
                                                         --------        --------        --------        --------

NET INCOME (LOSS) ..................................     $     30        $   (576)       $   (408)       $   (865)
                                                         ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE (Note 3)
     Basic .........................................     $   0.00        $  (0.05)       $  (0.03)       $  (0.07)
                                                         ========        ========        ========        ========
     Diluted .......................................     $   0.00        $  (0.05)       $  (0.03)       $  (0.07)
                                                         ========        ========        ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           AS OF JUNE 30,     AS OF DECEMBER 31,
                                                                                2000                1999
                                                                           ---------------    ------------------
                                                                             (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ......................................        $     388           $   3,712
      Restricted cash (Note 2) .......................................               35               1,079
      Accounts receivable ............................................            5,398               4,580
      Inventories, prepaids and advances to operators ................              834                 640
                                                                              ---------           ---------
          Total current assets .......................................            6,655              10,011
                                                                              ---------           ---------

OIL AND GAS PROPERTIES--at cost (full cost method):
      Proved oil and gas properties ..................................          122,829             115,040
      Unproved oil and gas properties ................................           16,872              22,678
Less-Accumulated depreciation, depletion and amortization ............          (87,418)            (78,881)
                                                                              ---------           ---------
          Net oil and gas properties .................................           52,283              58,837
                                                                              ---------           ---------

OTHER ASSETS .........................................................              805                 838
                                                                              ---------           ---------
          Total assets ...............................................        $  59,743           $  69,686
                                                                              =========           =========

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt ..............................        $  10,478           $   3,500
      Accounts payable ...............................................            1,869               3,472
      Accrued expenses and other current liabilities .................            4,445               7,239
                                                                              ---------           ---------
          Total current liabilities ..................................           16,792              14,211
                                                                              ---------           ---------

LONG-TERM DEBT .......................................................           13,169              25,610

DEFERRED INCOME TAXES ................................................            5,606               5,816

DEFERRED REVENUE .....................................................               37                  54

COMMITMENTS AND CONTINGENCIES (NOTE 6)

EQUITY:
      Common stock warrants ..........................................            1,268                 845
      Preferred stock, $0.01 par value; 2,000,000 shares authorized;
          none outstanding ...........................................               --                  --
      Common stock, $0.01 par value; 40,000,000 shares
          authorized; 12,716,537 shares and 12,681,244 shares
          outstanding at June 30, 2000 and December 31, 1999,
          respectively ...............................................              127                 127
      Additional paid in capital .....................................           66,771              66,690
      Deferred compensation ..........................................               --                 (48)
      Retained deficit ...............................................          (44,027)            (43,619)
                                                                              ---------           ---------
          Total equity ...............................................           24,139              23,995
                                                                              ---------           ---------
          Total liabilities and equity ...............................        $  59,743           $  69,686
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

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                   (Unaudited)

                                        COMMON                                 ADDITIONAL
                                         STOCK      PREFERRED      COMMON        PAID IN       DEFERRED         RETAINED
                                       WARRANTS       STOCK         STOCK        CAPITAL     COMPENSATION        DEFICIT
                                       --------       -----         -----        -------     ------------        -------

BALANCE-December 31, 1999             $    845      $     --      $    127       $ 66,690      $    (48)       $(43,619)

     Issuance of restricted stock
         and benefit plan shares            --            --            --             81            48              --
     Common stock
         warrants issued                   423            --            --             --            --              --
     Net loss                               --            --            --             --            --            (408)
                                      --------      --------      --------       --------      --------        --------

BALANCE-June 30, 2000                 $  1,268      $     --      $    127       $ 66,771      $     --        $(44,027)
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

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               2000             1999
                                                                            ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................        $  (408)          $  (865)
     Adjustments to reconcile net loss to net cash from
        operating activities--
           Depreciation, depletion and amortization ................          8,786             6,922
           Deferred income taxes ...................................           (210)             (491)
           Deferred revenue ........................................            (17)              (18)
           Warrants and stock compensation .........................            552               774
           Changes in assets and liabilities--
               Restricted cash .....................................          1,044                --
               Accounts receivable .................................           (818)              675
               Other assets ........................................           (410)              517
               Accounts payable ....................................         (1,603)           (1,834)
               Accrued expenses and other current liabilities ......         (2,794)              492
                                                                            -------           -------
                  Net cash flows provided by operating activities...          4,122             6,172
                                                                            -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures ......................         (2,930)           (8,375)
     Proceeds from sale of oil and gas properties and purchases of
        equipment, net .............................................            947             8,201
                                                                            -------           -------
Net cash flows used in investing activities ........................         (1,983)             (174)
                                                                            -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of principal .........................................         (5,602)           (7,576)
     Borrowing on long-term debt ...................................            139             2,490
                                                                            -------           -------
        Net cash flows used in financing activities ................         (5,463)           (5,086)
                                                                            -------           -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............................         (3,324)              912
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...............          3,712                22
                                                                            -------           -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .....................        $   388           $   934
                                                                            =======           =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for--
        Interest ...................................................        $ 1,280           $ 1,543
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

         Nature of Operations

         The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in the Mississippi Salt Basin of central Mississippi.

         Oil and Gas Properties

         SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings.

         Reclassifications

         Certain reclassifications have been made to prior period statements to conform with the June 30, 2000 presentation.

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

(3)      EARNINGS PER SHARE

         The computation of earnings (loss) per share for the three-month and six-month periods ended June 30, 2000 and 1999 are as follows (in thousands, except per share data):

                                                         THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30                  ENDED JUNE 30
                                                     2000             1999           2000           1999
                                                  ----------      ----------     ----------      ----------
     Net earnings (loss) attributable to
         basic and diluted EPS .............      $       30      $     (576)    $     (408)     $     (865)

     Average common shares outstanding
         applicable to basic EPS ...........          12,704          12,619         12,702          12,586

     Earnings (loss) per share:
         Basic .............................      $     0.00      $    (0.05)    $    (0.03)     $    (0.07)
         Diluted ...........................      $     0.00      $    (0.05)    $    (0.03)     $    (0.07)

         Options and restricted stock were not included in the computation of diluted earnings per share for the three-month period ended June 30, 1999 and the six-month periods ended June 30, 2000 and 1999 because their effect was antidilutive.

(4)      LONG-TERM DEBT

         Bank Debt

         Concurrently with the Company's Initial Public Offering, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("Bank of Montreal"). The Credit Facility, as amended, required principal reductions and included certain negative covenants that imposed limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to capital stock, limitations on financial ratios, the creation or incurrence of liens, restrictions on proceeds from sales of oil and gas properties, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations under the Credit Facility were secured by a lien on all real and personal property of the Company. Commencing April 1999, the interest rate under this facility was increased to Bank of Montreal's prime rate plus 3.5%.

         Principal payments of $20.6 million were made from April 1999 through June 2000, leaving an outstanding balance at June 30, 2000 of $16.4 million under the Credit Facility.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)      LONG-TERM DEBT (CONTINUED)

         On July 11, 2000, a principal payment of $4.9 million was made to pay down the Credit Facility to $11.5 million. The pay down was made from the Guardian transaction proceeds (as more fully described in Note 9).

         On July 19, 2000, the Company entered into a new senior credit facility with Bank One, Texas, N.A. (" Bank One") which replaced the existing credit facility with Bank of Montreal. The new credit facility has a 30-month term and a current borrowing base of $11.5 million. The interest rate under the new credit facility is either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company's option. The new credit facility requires the Company to make monthly payments of $500,000 until the next borrowing base re-determination which is scheduled for January 1, 2001.

         The new credit facility with Bank One includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The obligations under the new credit facility are secured by a lien on all of the Company's real and personal property.

         Other

         On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the "Veritas Note"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's common stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of common stock were issued to Veritas. The Warrant Agreement was also amended on July 19, 2000.

         Under the terms of the amended note and warrant, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas Note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest will be paid in warrants under the

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4)      LONG-TERM DEBT (CONTINUED)

terms of the Warrant Agreement until such time as the Company is in borrowing base compliance with its senior lender, Bank One, at which time interest will only be paid in cash.

         Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment is required from proceeds of the Eagle Transaction (see Note 9) within five days of stockholder approval if approved on or before October 31, 2000. If the Eagle Transaction (as more fully described in Note 9) is not approved, the second payment must be made on or before December 31, 2000. Nonpayment of this second principal amount results in a penalty payment of $750,000 payable in warrants at the then current market price of the stock. The balance due Veritas was $4.7 million at June 30, 2000 with $3.7 million classified as long-term and $1.0 million as current in the accompanying financial statements.

         Any additional proceeds derived from exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

         In connection with the closing of the Amerada Hess Corporation ("AHC") property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC Note"). At June 30, 2000, the remaining AHC Note of $2.5 million is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company had obtained a six-month extension of the $1.0 million payment from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Terms of the extension agreement require monthly interest payments at an annual interest rate of 12% for the periods February through August 2000 and February through July 2001.

         The Company's long-term debt consisted of the following as of June 30, 2000 (in thousands):

     Bank of Montreal Credit Facility           $ 16,373
     Veritas Note                                  4,696
     AHC Note                                      2,500
     Other                                            78
                                                --------
          Total                                   23,647

     Less current portion of long-term debt      (10,478)
                                                --------
                                                $ 13,169


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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Commodity Price Hedges

         The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2000 and 1999, the Company realized approximately $(0.4) million and $0.4 million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the six months ended June 30, 2000 and 1999, the Company had hedged 40% and 37%, respectively, of its oil and natural gas production, and as of June 30, 2000 the Company had 2.4 Bcfe of open oil and natural gas contracts for the months of July 2000 through March 2001.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Company has been named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters.

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

         The Company received notice on February 1, 2000 that AHC became a defendant in a lawsuit as operator of certain Texas properties wherein Miller Oil Corporation was a joint venture partner. The claimant alledges that he contacted leukemia during his 17 year employment at Schlumberger while working on various wells in Texas. Approximately 25 oil and gas companies have been named as defendants in this suit. AHC has tendered defense and indemnity of this lawsuit to Schlumberger and has agreed to pursue defense on behalf of all working interest owners including the Company in this case. The case is in the early stages of discovery.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2/Blackfeet IMDA; negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order.

         On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Indian Mineral Development Act ("IMDA") agreement between the Company and the Blackfeet (the "Miller/Blackfeet IMDA") dated February 19, 1999, and pursuant to the IMDA agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA") dated May 30, 1997.

         The disputes for which the Company demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which the Company proposed to drill "would not satisfy the mandatory drilling obligations" under the K2/Blackfeet IMDA. The Company contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths.

 (7)     RELATED PARTY TRANSACTIONS

         During 1999, an affiliated entity purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. The Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties.

 (8)     NON-CASH ACTIVITIES

         In February 2000 and 1999, 43,500 and 54,750 shares of restricted stock, respectively, vested. In connection therewith, the Company recognized compensation expenses of approximately $60,000 and $178,000 for the six months ended June 30, 2000 and 1999, respectively. In February and June 2000, 37,210 and 12,329 shares of Company common stock, respectively, were issued to the Company's 401(k) savings plan as an employer matching contribution. Beginning from April 14, 1999, interest expense is being provided for under the Veritas Note with warrants rather than through the payment of cash. These non-cash activities have been excluded from the consolidated statements of cash flows.

(9)      SUBSEQUENT EVENTS

         On July 11, 2000, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Guardian Energy Management Corporation ("Guardian"). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable, for 1,562,500, 2,500,000 and 9,000,000 shares of the Company's common stock respectively. Conversion of the note and exercise of the warrants are subject to stockholder approval.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On July 12, 2000, the Company signed a letter agreement (the "Eagle Transaction") to sell, in exchange for $2.0 million in undeveloped oil and gas properties and $0.5 million in cash, a total of 1,851,851 shares of common stock to Eagle Investments, Inc., ("Eagle") an affiliated entity controlled by C. E. Miller, the Chairman of the Company. In addition, Eagle will be issued warrants exercisable for a total of 2,031,250 shares of common stock. Consummation of the transaction with Eagle is subject, among other things, to stockholder approval.

         Also on July 11, 2000, the Company entered into a Subscription Agreement with ECCO Investments, LLC ("ECCO"), pursuant to which ECCO purchased 370,370 shares of the Company's common stock for an aggregate purchase price of $0.5 million or $1.35 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects primarily in Mississippi.

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

         Securities and Exchange Commission ("SEC") Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

         The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                       FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                          ENDED JUNE 30,           ENDED JUNE 30,
                                                       --------------------     ---------------------
                                                         2000        1999         2000         1999
                                                       --------    --------     --------     --------
Production volumes:
     Crude oil and condensate (MBbls) ..............        57          63          104          134
     Natural gas (MMcf) ............................     1,506       1,876        3,148        3,931
     Natural gas equivalent (MMcfe) ................     1,848       2,254        3,773        4,771

Revenues:
     Crude oil and condensate ......................   $ 1,422     $   898      $ 2,515      $ 1,614
     Natural gas ...................................     4,924       3,912        9,341        8,031

Operating expenses:
     Lease operating expenses and production taxes..   $   557     $   448      $ 1,015      $ 1,051
     Depletion, depreciation and amortization ......     4,415       3,530        8,786        6,922
     General and administrative ....................       633         923        1,342        1,800

Interest expense ...................................   $   818     $ 1,013      $ 1,667      $ 1,607

Net income (loss) ..................................   $    30     $  (954)     $  (408)     $(1,441)

Average sales prices:
     Crude oil and condensate ($ per Bbl) ..........   $ 24.95     $ 14.25      $ 24.18      $ 11.53
     Natural gas ($ per Mcf) .......................      3.27        2.09         2.97         2.04
     Natural gas equivalent ($ per Mcfe) ...........      3.43        2.13         3.14         2.02

Average Costs ($ per Mcfe):
     Lease operating expenses and production taxes..   $  0.30     $  0.20      $  0.27      $  0.22
     Depletion, depreciation and amortization ......      2.39        1.57         2.33         1.45
     General and administrative ....................      0.34        0.41         0.36         0.38


  Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

         Oil and natural gas revenues for the three months ended June 30, 2000 increased 32% to $6.3 million from $4.8 million for the same period in 1999. The revenues for the three months ended June 30, 2000 and 1999 include $(0.4) million and $(0.1) million of hedging losses, respectively (see "Risk Management Activities and Derivative Transactions" below). Total gas production for the three months ended June 30, 2000 declined 20% to 1,506 Mmcf from 1,876 Mmcf for the same period in 1999. The decrease in gas production output is primarily attributable to a declining production curve for Mississippi Salt Basin properties. The effect of the sale of Antrim Shale gas producing properties in Michigan (June 1, 1999 effective date) were largely offset by production gains from non-Antrim Shale properties in Michigan. Average natural gas prices increased 56% to $3.27 per Mcf for the three months ended June 30, 2000 from $2.09 per Mcf in the same period in 1999. Total oil production volumes during the three months ended June 30, 2000 decreased 10% to 57 Mbbls from 63 Mbbls for the same period in 1999. The drop in oil production is attributable to a declining production curve for Mississippi Salt Basin properties. Average oil prices increased 75% to $24.95 per barrel during the three months ended June 30, 2000 from $14.25 per barrel in the same period in 1999. The significant increases in natural gas and oil prices

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


represents an example of the volatility in commodity prices the industry has experienced over the past couple years.

         Lease operating expenses and production taxes for the three months ended June 30, 2000 increased 24% to $0.6 million from $0.4 million for the same period in 1999. Lease operating expenses increased by approximately $0.04 million due primarily to the cost of installing compression equipment and the related compressor rental on certain Mississippi salt basin wells during the quarter ended June 30, 2000. The addition of compressors will help maintain current production rates during the presently high commodity price environment. Production taxes increased by approximately $0.07 million due primarily to the phase out of the 7% State of Mississippi production tax exemption. The exemption phases out, as average natural gas and oil prices exceed the ceiling limitation as stipulated in the applicable statute.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended June 30, 2000 increased 25% to $4.4 million from $3.5 million for the same period in 1999. The increased DD&A expense was the combined result of an increase in the amount of capitalized costs subject to DD&A and an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves primarily attributable to the sale of producing oil and gas properties in 1999.

         General and administrative expense for the three months ended June 30, 2000 decreased 31% to $0.6 million from $0.9 million for the same period in 1999. This decrease is primarily the result of the cost reduction plan implemented in May 1999 and continued monitoring which had the combined effect of: 1) a reduction in the number of employees from 36 at June 30, 1999 to 23 at June 30, 2000 and the resultant effect on salaries, wages and benefits; 2) a significant decrease in legal and professional fees and; 3) reduced travel related expenditures.

         Interest expense for the three months ended June 30, 2000 decreased 19% to $0.8 million from $1.0 million in the same period in 1999, as a result debt levels that decreased from an average outstanding balance of approximately $34 million for the quarter ended June 30, 1999 to approximately $17 million for the quarter ended June 30, 2000.

         Net income (loss) for the three months ended June 30, 2000 was $0.03 million compared to net loss of $(1.0) million for the same period in 1999, as a result of the factors described above.


         Six Months Ended June 30, 2000 compared to Six Months Ended
         June 30, 1999

         Oil and natural gas revenues for the six months ended June 30, 2000 increased 23% to $11.9 million from $9.6 million for the comparable period in the prior year. The revenues for the six months ended June 30, 2000 and 1999 include approximately $(0.4) million and $0.4 million of hedging (losses) gains, respectively (see "Risk Management Activities and Derivative Transactions" below). In 1999, the Company sold substantially all of its producing properties in Texas, Louisiana and the Antrim Shale properties in Michigan. These property sales and a declining production curve for Mississippi salt basin properties represent the primary reasons why production volumes for the six months ended June 30, 2000 decreased 21% to 3,773 Mmcfe from 4,771 Mmcfe for the comparable period of the prior year. Average realized oil prices increased 110% to $24.18 per barrel from the significantly depressed price of $11.53 per barrel experienced during the comparable period of 1999. Realized natural gas prices for the six months ended June 30, 2000 increased 46% to $2.97 per Mcf from $2.04 per Mcf for the comparable period of the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         Lease operating expenses and production taxes for the six months ended June 30, 2000 decreased 3% to $1.0 million from $1.1 million for the comparable period in the prior year. Lease operating expenses decreased by approximately $0.1 million. This decrease was comprised of an approximate $0.4 million reduction in expenses attributable to the properties in Texas, Louisiana and Michigan that were sold in 1999. This reduction was partially offset by approximately $0.2 million of additional lease operating expenses associated with the compression equipment installed at certain Mississippi salt basin well sites in the later part of May 2000 and June 2000 plus operating expenses related to new production in Michigan. Production taxes increased by approximately $0.1 million due primarily to the phase out of the 7% State of Mississippi production tax exemption and taxes on new production in Michigan. The exemption will remain phased out until commodity prices fall back below the ceiling limitations as stipulated in the applicable statute.

         Depreciation, depletion and amortization expense for the six months ended June 30, 2000 increased 27% to $8.8 million from $6.9 million for the comparable period in the prior year. The higher depletion expense was the combined result of an increase in capitalized costs subject to depletion and an increased depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves attributable to the sale of producing oil and gas properties in 1999.

         General and administrative expenses for the six months ended June 30, 2000 decreased 25% to $1.3 million from $1.8 million for the comparable period in the prior year. This decrease is the result of the cost reduction plan implemented in May 1999 and the continued monitoring which had the combined effect of: 1) a reduction in the number of employees from 36 at June 30, 1999 to 23 at June 30, 2000 and the resultant effect on salaries, wages and benefits; 2) a significant decrease in legal and professional fees and; 3) reduced travel related expenditures.

         Interest expense for the six months ended June 30, 2000 increased 4% to $1.7 million from $1.6 million for the comparable period in the prior year, as a result of the prime plus 3.5% interest rate that became effective with the Second Amendment to the Credit Facility dated April 14, 1999 and interest expense associated with the Veritas Note Payable agreement dated April 14, 1999.

         Net loss for the six months ended June 30, 2000 decreased to ($0.4) million from ($1.4) million for the comparable period in the prior year, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital have been funds generated by operations and borrowings under our bank credit facility.

         Concurrently with the Company's Initial Public Offering, the Company entered into a credit facility (the "Credit Facility") with Bank of Montreal, Houston Agency ("Bank of Montreal"). The Credit Facility, as amended, required principal reductions and included certain negative covenants that imposed limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to capital stock, limitations on financial ratios, the creation or incurrence of liens, restrictions on proceeds from sales of oil and gas properties, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The obligations under the Credit Facility were secured by a lien on all real and personal property of the Company. Commencing April 1999, the interest rate under this facility was increased to Bank of Montreal's prime rate plus 3.5%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

         Principal payments of $20.6 million were made from April 1999 through June 2000, leaving an outstanding balance at June 30, 2000 of $16.4 million under the Credit Facility.

         On July 11, 2000, a principal payment of $4.9 million was made to pay down the Credit Facility to $11.5 million. The pay down was made from the Guardian transaction proceeds (as more fully described in Note 9).

         On July 19, 2000, the Company entered into a new senior credit facility with Bank One, Texas, N.A. ("Bank One") which replaced the existing credit facility with Bank of Montreal. The new credit facility has a 30-month term and a current borrowing base of $11.5 million. The interest rate under the new credit facility is either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company's option. The new credit facility requires the Company to make monthly payments of $500,000 until the next borrowing base re-determination which is scheduled for January 1, 2001.

         The new credit facility with Bank One includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The obligations under the new credit facility are secured by a lien on all of the Company's real and personal property.

         On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the "Veritas Note"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

         On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of our common stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of common stock were issued to Veritas. The Warrant Agreement was also amended on July 19, 2000.

         Under the terms of the amended note and warrant, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9-3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas Note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest will be paid in warrants under the terms of the Warrant Agreement until such time as the Company is in borrowing base compliance with its senior lender, Bank One, at which time interest will only be paid in cash.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (CONTINUED)


         Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment is required from proceeds of the Eagle Transaction (see Note 9) within five days of stockholder approval if approved on or before October 31, 2000. If the Eagle Transaction is not approved, the second payment must be made on or before December 31, 2000. Nonpayment of this second principal amount results in a penalty payment of $750,000 payable in warrants at the then current market price of the stock. The balance due Veritas was $4.7 million at June 30, 2000 with $3.7 million classified as long-term and $1.0 million as current in the accompanying financial Statements.

         Any additional proceeds derived from exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

         In connection with the closing of the Amerada Hess Corporation ("AHC") property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC Note"). At June 30, 2000, the remaining AHC Note of $2.5 million is payable on the annual anniversary dates of the closing as follows: $1.0 million in 2000 and $1.5 million in 2001. The Company had obtained a six-month extension of the $1.0 million payment from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Terms of the extension agreement require monthly interest payments at an annual interest rate of 12% for the periods February through August 2000 and February through July 2001.

         The Company has currently budgeted capital expenditures of approximately $7.4 million for 2000. Capital expenditures will be used to fund drilling and development activities, the shooting of a new 3-D seismic survey and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures may differ significantly from such estimates. Actual capital expenditures for the six months ended June 30, 2000 were approximately $2.9 million. The Company intends to fund its 2000 budgeted capital expenditures through operational cash flow.

         The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. A return to the significantly lower oil and gas commodity prices experienced in 1998 and early 1999 would likely have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that the Company can produce economically.

         The Company has experienced and expect to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development program. The Company believes that cash flow from operations and improved commodity prices should allow the Company to implement its present business strategy through 2000. A decline in cash flow from operations caused by an unexpected reduction in production and/or significant drop in commodity prices could have a material adverse effect on the Company's operations, including curtailment of its exploration and other activities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Commodity Price Hedges

         The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2000 and 1999, the Company realized approximately

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (CONTINUED)

$(0.4) million and $0.4 million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the six months ended June 30, 2000 and 1999, the Company had hedged 40% and 37%, respectively, of its oil and natural gas production, and as of June 30, 2000 the Company had 2.4 Bcfe of open oil and natural gas contracts for the months of July 2000 to March 2001.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company received notice on February 1, 2000, that AHC became a defendant in a lawsuit as operator of certain Texas properties wherein the Company was a joint venture partner. The claimant alleges that he contracted leukemia during his 17 year employment at Schlumberger while working on various wells is Texas. Approximately 25 oil and gas companies have been named as defendants in this suit. AHC has tendered defense and indemnity of this lawsuit to Schlumberger and has agreed to pursue defense on behalf of all working interest owners including the Company's in this case. The case is in the early stages of discovery.

ITEM 2.  CHANGES IN SECURITES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 26, 2000 Annual Meeting of Common Stockholders, the following nominees were elected to the Company's Board of Directors for a term of three years:

                Name                 Votes For       Votes Withheld
                ----                 ---------       --------------
         Richard J. Burgess         12,230,646          473,562
         Dan A. Hughes Jr.          12,230,646          473,562
         Kelly E. Miller            12,230,646          473,562

         Also, at the May 26, 2000 Annual Meeting of the Common Stockholders, the following proposals were approved:

         - To amend the Company's 1999 Stock Option and Restricted Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 1,200,000 to 1,900,000.

            For           Against           Abstain           Votes Withheld
         ---------        -------           -------           --------------
         7,759,119        568,049           172,736             4,204,304

         - To amend the Company's Equity Compensation Plan for Non-Employee Directors to increase the number of authorized shares of common stock issuable under the plan from 120,000 to 320,000 and to provide that director fees be paid in stock only.

            For           Against           Abstain           Votes Withheld
         ---------        -------           -------           --------------
         7,914,626        431,842           154,336              4,203,404

         - To ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 2000.

             For            Against         Abstain           Votes Withheld
         ----------        --------         -------           --------------
         12,164,923         25,865          105,043             408,377

ITEM 5. OTHER INFORMATION

         On July 19, 2000, the Company entered into a new credit facility with Bank One, Texas, N.A., which replaced the credit facility the Company previously had with Bank of Montreal, Houston Agency. For a more complete discussion of the Bank One Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 to the consolidated financial statements.

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


     3.1(b) Certificate of Amendment to Certificate of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by filing on July 24, 2000, and here incorporated by reference.

     3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

     4.1 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

     4.2 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000, exercisable for 1,562,500 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.3 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000, exercisable for 2,500,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.4 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000, exercisable for 9,000,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.5 Amendment to Promissory Note, Warrant and Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated July 19, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

    10.1 Fourth Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated March 20, 2000. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year-ended December 31, 1999, and here incorporated by reference.

    10.2 Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.3 Promissory Note between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.4 Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.5 Form of Subscription Agreement between Miller Exploration Company and ECCO Investments, LLC dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.6 Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc. dated July 12, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.7 Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000.

    27.1      Financial Data Schedule.

---------------
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MILLER EXPLORATION COMPANY



Date: August 14, 2000         By: /s/ Deanna L. Cannon
                                  ---------------------------------------------
                                  Deanna L. Cannon
                                  Vice President-Finance and Secretary
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

     3.1(b) Certificate of Amendment to Certificate of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by filing on July 24, 2000, and here incorporated by reference.

     3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

     4.1 Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

     4.2 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated April 11, 2000, exercisable for 1,562,500 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.3 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000, exercisable for 2,500,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.4 Warrant between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000, exercisable for 9,000,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.5 Amendment to Promissory Note, Warrant and Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated July 19, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

    10.1 Fourth Amendment to Credit Agreement among Miller Oil Corporation and Bank of Montreal dated March 20, 2000. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year-ended December 31, 1999, and here incorporated by reference.

    10.2 Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.3 Promissory Note between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.4 Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corporation dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.5 Form of Subscription Agreement between Miller Exploration Company and ECCO Investments, LLC dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.6 Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc. dated July 12, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.7 Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company, and Bank One, Texas, N.A., dated July 18, 2000.

    27.1      Financial Data Schedule.

--------------------