Form 10-K/A
period 1999-12-31
MILLER EXPLORATION CO
filed 2000-11-13
CIK 1048740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                  Form 10-K/A

                                AMENDMENT NO. 2

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

     This Amendment No. 2 to the Annual Report on Form 10-K of Miller Exploration Company (the "Company") amends and restates in its entirety Items 7, 7A and 8 of Part II and Item 14 of Part IV of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 24, 2000 (the "Form 10-K") to conform with definitive proxy information filed by the Company on November 13, 2000. Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.


                                    PART II

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

     The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full cost pool" as incurred. The Company records depletion of its full cost pool using the unit-of-production method. SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool, net of deferred income taxes, may not exceed the net present value of the Company's proved oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvements in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required. At December 31, 1998, the Company recorded a non-cash ceiling writedown of $35.1 million. The writedown was the combined result of a large downward revision in oil and gas reserve quantities and depressed commodity prices. Disappointing 2-D seismic-supported drilling results and drilling cost overruns also contributed to the cost ceiling writedown. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represented the March 1999 closing commodity prices. Had the Company used unescalated period-end prices at December 31, 1998, of $1.92 per Mcfe the Company would have recognized a cost ceiling writedown of $31.1 million.
                                       2

Results of Operations

  The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                                                        Year Ended December 31,
                                                                           ---------------------------------------------
                                                                            1999               1998               1997
                                                                           -------           --------           --------
Production volumes:
  Crude oil and condensate (Mbbls)....................................       255.9              247.6              47.4
  Natural gas (MMcf)..................................................     7,593.8            8,953.3           2,241.2
  Natural gas equivalent (MMcfe)......................................     9,129.2           10,438.7           2,525.9

Revenues:
  Natural gas.........................................................     $17,266           $ 18,336           $ 5,819
  Crude oil and condensate............................................       3,465              2,646               964

Operating expenses:
  Lease operating expenses and production taxes.......................     $ 1,704           $  3,363           $ 1,478
  Depletion, depreciation and amortization............................      16,066             15,933             2,520
  General and administrative..........................................       2,776              2,815             1,952
Interest expense......................................................     $ 3,519           $  1,635           $ 1,200
Net income (loss).....................................................     $(1,982)          $(41,800)          $    28

Average sales prices:
  Crude oil and condensate ($ per Bbl)................................     $ 13.54           $  10.69           $ 20.33
  Natural gas ($ per Mcf).............................................        2.27               2.05              2.60
  Natural gas equivalent ($ per Mcfe).................................        2.27               2.01              2.69

Average costs ($ per Mcfe):
  Lease operating expenses and production taxes.......................    $  0.19           $   0.32           $  0.58
  Depletion, depreciation and amortization............................       1.76               1.53              1.00
  General and administrative..........................................       0.30               0.27              0.77

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations (Continued)
         -------------------------

Year Ended December 31, 1999 compared to Year Ended December 31, 1998


         Oil and natural gas revenues for the year ended December 31, 1999 decreased 1% to $20.7 million from $21.0 million for the year ended December 31, 1998, Oil and natural gas revenues for the years ended December 31, 1999 and 1998 include approximately ($0.3) million and $0.8 million of hedging (losses) gains, respectively (see "Risk Management Activities and Derivative Transactions below), Production volumes for natural gas during the year ended December 31, 1999 decreased 15% to 7,594 MMcf from 8,953 MMcf for the year ended December 31, 1998. This decrease is attributable to the sales of the Company's Antrim Shale gas properties in Michigan and certain non-strategic properties in Texas and Louisiana that occurred earlier in 1999. The combined proceeds from these property sales amounted to $7.6 million of which $7.1 million was applied to the Company's outstanding debt balance. The 23% decrease in natural gas production from the Mississippi Salt Basin properties for the year ended December 31, 1999 compared to the same period of 1998. Average natural gas prices increased 11% to $2.27 per Mcf for the year ended December 31, 1999 from $2.05 per Mcf for the year ended December 31, 1998 due to improved natural gas commodity prices during the third and fourth quarters of 1999. Despite an 11% increase in oil production volumes for the Mississippi Salt Basin properties, total oil production for the year ended December 31, 1999 increased only 3% to 256 MBbls from 248 MBbls for the year ended December 31, 1998. Reduced oil production attributable to sold properties in Texas and Louisiana mentioned above offset the production increases from the Mississippi salt Basin properties. Average oil prices increased 27% to $13.54 per barrel during the year ended December 31, 1999 from $10.69 per barrel for the year ended December 31, 1998 as oil commodity prices rebounded in the third and fourth quarters of 1999.

         Lease operating expenses and production taxes for the year ended December 31, 1999 decreased 49% to $1.7 million from $3.4 million for the year ended December 31, 1998. This decrease was primarily comprised of an approximate $1.0 million reduction in lease operating expenses attributable to properties in Texas, Louisiana and Michigan that were sold in 1999. Savings of approximately $0.5 million in 1999 compared to 1998 resulted from fewer well workovers in 1999 compared to 1998 and more efficient use of the Company's field operations personnel and much less dependence on contract pumping services. There was also an approximate $0.3 million decrease in production taxes associated with the sale of producing properties in 1999 mentioned above partially offset by a $0.1 million increase in taxes attributable to new wells in Mississippi and Michigan that commenced to initial production during 1999.

         Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1999 decreased 1% to $16.1 million from $16.0 million for the year ended December 31, 1998.

         General and administrative expense for the year ended December 31, 1999 of $2.8 million was unchanged from the same period in 1998. Although general and administrative expense actually decreased by $0.4 million for 1999 compared to 1998 due to a cost reduction plan approved by the board of directors in March 1999, fees received as reimbursement of general and administrative expense costs also decreased by $0.4 million, leaving reported general and administrative expense for the year ended December 31, 1999 unchanged from the level reported for the same period of the prior year.

  Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvement in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required.

  At December 31, 1998, the Company recorded a non-cash cost ceiling writedown of $35.1 million. The writedown was the combined result of a large downward revision in oil and gas reserve quantities and depressed commodity prices. The large 8.2 Bcfe downward revision of the Company's proved oil and gas reserves at December 31, 1998 was comprised of a 4.3 Bcfe reduction in proved undeveloped reserves as a result of unsuccessful drilling activity and a 3.9 Bcfe reduction in proved producing reserves. Proved producing reserves decreased as a result of unanticipated pressure and production declines and by a reduction in the economic lives of producing reserves caused by the lower commodity price being realized at December 31, 1998. Disappointing 2-D seismic-supported drilling results during 1998 and drilling cost overruns on two non-operated properties also contributed to the cost ceiling writedown. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represented the March 1999 closing commodity prices.

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

 Net loss for the year ended December 31, 1999 decreased by $39.8 million to $(2.0 million) from $(41.8 million) for the year ended December 31, 1998, as a result of the factors described above.

 Year Ended December 31, 1998 compared to Year Ended December 31, 1997

  Because of the significance of a series of related transactions entered into concurrently with the Company's Initial Public Offering (the "Combination Transaction") which occurred on February 9, 1998, the Company's operations for 1998 were significantly expanded in comparison to 1997. For additional information regarding the Combination Transaction, see Note 1 to the Consolidated Financial Statements.

  Oil and natural gas revenues for the year ended December 31, 1998 increased 209% to $21.0 million from 6.8 million for the year ended December 31, 1997. Oil and natural gas revenues for the year ended December 31, 1998 include approximately $0.8 million of hedging gains (see "Risk Management Activities and Derivative

Transactions" below). Production volumes for natural gas during the year ended December 31, 1998 increased 300% to 8,953 MMcf from 2,241 MMcf for the year ended December 31, 1997. Average natural gas prices decreased 21% to $2.05 per Mcf for the year ended December 31, 1998 from $2.60 per Mcf for the year ended December 31, 1997. Production volumes for oil during the year ended December 31, 1998 increased 422% to 248 MBbls from 47 MBbls for the year ended December 31, 1997. Average oil prices decreased 47% to $10.69 per barrel during the year ended December 31, 1998 from $20.33 per barrel in the year ended December 31, 1997. The oil and gas industry suffered through a year of historically low oil prices in 1998, caused by a global influx of crude oil supply brought on by increased Middle-East exports combined with a weaker demand from Asian markets that were experiencing an economic recession. The natural gas market also was depressed as a result of abnormally mild winters caused by a strong El Nino weather pattern that affected the United States during the past two heating seasons. The Company would have experienced an even larger decrease in revenue had it not been for the natural gas hedging gains of approximately $0.8 million and the fact that only 12% of total operating revenues for 1998 were attributable to oil production.

  Lease operating expenses and production taxes for the year ended December 31, 1998 increased 128% to $3.4 million from $1.5 million for the year ended December 31, 1997. Lease operating expenses and production taxes increased primarily due to increased production as described above and to several workover projects that were completed during the year in an attempt to enhance production during a period of low commodity prices.

  Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 1998 increased 540% to $16.0 million from $2.5 million for the year ended December 31, 1997. This increase was due to a 53% increase in the 1998 depletion rate to $1.53 per Mcfe from $1.00 per Mcfe for the year ended December 31, 1997. The higher depletion rate was the combined result of increased production, an increase in costs subject to DD&A and a downward revision in estimated proved oil and gas reserves.

  General and administrative expense for the year ended December 31, 1998 increased 44% to $2.8 million from $2.0 million for the same period in 1997. The rise in general and administrative costs is primarily attributable to added expenses associated with the Company's initial year as a public company. These incremental expenses include legal and professional fees paid to attorneys and accountants, increased rents related to office facilities in Mississippi and increased salaries and benefits due to additional financial, technical, operational and administrative staff added during the year.

  At December 31, 1998, the Company recorded a non-cash cost ceiling writedown of $35.1 million, while no writedown was required in 1997.

  Interest expense for the year ended December 31, 1998 increased 36% to $1.6 million from $1.2 million for the year ended December 31, 1997, as a result of increased debt levels in 1998 for substantial exploration and development activities in the Mississippi Salt Basin area.

  Net income (loss) for the year ended December 31, 1998 decreased by $41.8 million from $(41.8) to $28,000 for the year ended December 31, 1997, as a result of the factors described above.

Liquidity and Capital Resources

  Liquidity

  The Company's primary source of liquidity is cash generated from operations. Net cash provided by operating activities was $12.9 million, $18.9 million and $2.0 million in 1999, 1998 and 1997, respectively. The decrease in cash provided in 1999 compared to 1998 was principally due to the reduced payables in 1999 because of an effort by the Company to more effectively manage its cash flow requirements, including processing of payables on a more timely basis. The increase in cash provided in 1998 compared to 1997 was principally due to the increased income from operations in 1998, after the combination transaction in February 1998, and the delayed payments of accounts payable in 1998 because of cash flow constraints at year-end 1998.

  Net cash provided by (used in) investing activities was $4.0 million, $(94.9) million and $(5.9) million in 1999, 1998 and 1997, respectively. The decrease in cash used in 1999 compared to 1998 was principally due to an increase in property sales of $13.2 million in 1999, a decrease in exploration and development expenditures of $37.6 million in 1999 and a decrease in the acquisition of properties of $51.0 million in 1999. The increase in cash used in 1998 compared to 1997 was principally due to an increase in exploration and development expenditures of $38.1 million in 1998 and an increase in the acquisition of properties of $51.0 million.

  Net cash provided by (used in) financing activities was $(13.2) million, $75.9 million and $3.6 million in 1999, 1998 and 1997, respectively. The decrease in cash provided in 1999 compared to 1998 was principally due to an increase in principal payments on long-term debt of $10.6 million in 1999, a decrease in borrowings on long-term debt of $33.0 million in 1999 and a decrease in the proceeds from the offering of common stock of $45.6 million in 1999. The increase in cash provided in 1998 compared to 1997 was principally due to an increase in borrowings on long-term debt of $32.0 million in 1998 and an increase in the proceeds from the offering of common stock of $45.6 million in 1998, offset by an increase in principal payments on long-term debt of $4.6 million in 1998.

Capital Resources


  Historically, the Company's primary sources of capital have been funds generated by operations, and borrowings under our bank credit facility.

  Concurrently with the Company's Initial Public Offering, the Company entered into a credit facility with Bank of Montreal, Houston Agency. The credit facility, as amended, required principal reductions and included certain negative covenants that imposed limitations on the Company and its subsidiary with respect to, among other things, distributions with respect to the Company's capital stock, limitations on financial ratios, the creation or incurrence of liens, restrictions on proceeds from sales of oil and gas properties, the incurrence of additional indebtedness, making loans and investments and mergers and consolidations. The Company's obligations under the credit facility were secured by a lien on all the Company's real and personal property. Commencing April 1999, the interest rate under this facility was increased to Bank of Montreal's prime plus 3.5%

  The Company made principal payments of approximately $15.0 million for the year ended December 31, 1999, under the credit facility. At December 31, 1999, the outstanding debt balance under our credit facility with Bank of Montreal was
21.9 million.

  On April 14, 1999, the Company and BMO entered into the Second Amendment to the Credit Facility. The Second Amendment stipulated, among other things, that the Company submit a revised reserve report to BMO by October 1, 1999 for a re-determination of the borrowing base and pay a $300,000 re-determination fee.

  On October 29, 1999, the re-determination fee was paid, and the Company and BMO entered into the Third Amendment to the Credit Facility which included: (i) terms requiring the Company to make principal payments to BMO during the period beginning with October 1999 through February 2000, (ii) terms requiring that all outstanding borrowings bear interest at BMO's prime rate plus 3.5%; (iii) revision or waiver of certain negative covenant provisions through September 30, 2000; (iv) a requirement to submit a revised reserve report to BMO by April 1, 2000 for a re-determination of the borrowing base; (v) a requirement that all proceeds from the sales of proved or unproved oil and gas properties, prior to the re-determination date, must be used to reduce the principal amount outstanding under the Credit Facility; and (vi) a requirement for an amendment fee payable to BMO in an amount equal to 2% of the oustanding balance of the Credit Facility at the April re-determination date. Final maturity of the Credit Facility was set at January 1, 2001. Total principal payments of $5.1 million were made under the Third Amendment with the remaining $1.9 million waived through letter agreements subsequent to December 31, 1999.

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

  On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agrrement. The warrants to be issued must equal 9% of the then current outstanding principal balance of the Veritas Note Payable. The number of shares to be issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note Payable. On October 14, 1999, the six-month anniversary of the Warrant Agreement, warrants exercisable for another 322,752 shares of Common Stock were issued to Veritas.

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

  The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development program. At December 31, 1999 and 1998, the Company had a working capital deficit of $0.7 million and $5.4 million (excluding the current portion of long-term debt), respectively. While we believe that cash flow from operations and substantially increased commodity prices should allow us to implement our present business strategy through 2000, additional debt or equity financing may be required during 2000 and in the future to fund our growing exploration program. A significant decline in commodity prices or the failure to obtain additional capital resources could have a material adverse effect on the Company, including curtailment of our exploration and development program and other activities.

Risk Management Activities and Derivative Transactions

  The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices and interest rates. To qualify for hedge accounting, derivatives must meet the following criteria:
(i) the item to be hedged exposes the Company to price or interest rate risk; and (ii) the derivative reduces that exposures and is designated as a hedge.

 Commodity Price Hedges

  In 1997, the Company began using certain derivatives (e.g., NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time.

  The Company's hedging strategy is to maximize its return on investment through hedging a portion of its activities relating to oil and natural gas price volatility. While this strategy should help the Company reduce its exposure to price risks, it also limits the Company's potential gains from increases in market prices for natural gas. The Company intends to continue to hedge up to 50% of its oil and natural gas production to retain a portion of the potential for greater upside from increases in natural gas prices, while limiting to some extent the Company's exposure to declines in natural gas prices. For the years ended December 31, 1999, 1998 and 1997 the Company had hedged 45%, 36% and 1% of its oil and natural gas production, and as of December 31, 1999, the Company had 0.9 Bcfe of open oil and natural gas contracts for the months of January 2000 through March 2000. For the years ended December 31, 1999, 1998 ad 1997, we had approximately $(0.3) million 1997, $0.8 million and $0.03 million, respectively of hedging gains (losses) which are included in natural gas revenues in the consolidated statements of operations.

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

Item 14(a)(3). Exhibits. The following exhibits are filed as a part of this report.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Exchange and Combination Agreement dated November 12, 1997. Previously filed as exhibit 2.1 to the Company's Registration Statement on Form
         S-1 (333-40383), and here incorporated by reference.
  2.2(a) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.2(b) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.2(c) Letter Agreement amending Exchange and Combination Agreement.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  2.3(a) Agreement for Purchase and Sale dated November 25, 1997 between
         Amerada Hess Corporation and Miller Oil Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1
         (333-40383), and here incorporated by reference.
  2.3(b) First Amendment to Agreement for Purchase and Sale dated January 7,
         1998. Previously filed as an exhibit to the Company's Registration
         Statement on Form S-1 (333-40383), and here incorporated by reference.
  3.1(a) Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.
  3.1(b) Certificate of Amendment to Certificate of Incorporation. Previously
         filed as an exhibit to the Company's Amended Annual Report on Form 10-
         K/A for the year ended December 31, 1999, and here incorporated by reference.
  3.2    Bylaws of the Registrant. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998, and here incorporated by reference.
  4.3    Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
 10.1(a) Stock Option and Restricted Stock Plan of 1997.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.
 10.1(b) Form of Stock Option Agreement.* Previously filed as an exhibit to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997, and here incorporated by reference.
 10.1(c) Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
         31, 1997, and here incorporated by reference.
 10.2    Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
         40383), and here incorporated by reference.*
 10.3    Lease Agreement between Miller Oil Corporation and C.E. and Betty
         Miller, dated July 24, 1996. Previously filed as an exhibit to the
         Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
 10.4    Letter Agreement dated November 10, 1997, between Miller Oil
         Corporation and C.E. Miller, regarding sale of certain assets.
         Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

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
  10.21  Registration Rights Agreement between Miller Exploration Company and
         Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998, and here incorporated by reference.
  10.22  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated March 16, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.23  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 18, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.24  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated May 27, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.25  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated June 30, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999, and here incorporated by reference.
  10.26  Agreement between Eagle Investments, Inc. and Miller Exploration
         Company, dated October 18, 1999. Previously filed as an exhibit to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, and here incorporated by reference.
  10.27  Form of Equity Compensation Plan for Non-Employee Directors Agreement
         dated December 7, 1998.**
  10.28  Third Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated October 29, 1999.**
  10.29  Form of Employment Agreement for Lew P. Murray dated
         February 9, 1998.**
  10.30  Form of Employment Agreement for Michael L. Calhoun dated
         February 9, 1998.**
  10.31  Form of Stock Option Agreement granted to Lew P. Murray dated
         January 1, 2000.**
  10.32  Fourth Amendment to Credit Agreement among Miller Oil Corporation and
         Bank of Montreal dated March 20, 2000.**
  11.1   Computation of Earnings per Share.
  21.1   Subsidiaries of the Registrant. Previously filed as an exhibit to the
         Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.
  23.1   Consent of S.A. Holditch & Associates.
  23.2   Consent of Miller and Lents, Ltd.
  23.3   Consent of Arthur Andersen LLP.
  24.1   Limited Power of Attorney.**
  27.1   Financial Data Schedule.

--------
*  Management contract or compensatory plan or arrangement.

** Previously filed.

Item 14(b). The Company filed no reports on Form 8-K during the last quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated November 13, 2000                   Miller Exploration Company


                                          By: /s/ Deanna L. Cannon
                                              -----------------------------
                                                  Deanna L. Cannon
                                               Vice President -- Finance

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

                                          /s/ Arthur Andersen LLP

Detroit, Michigan
March 24, 2000

                           MILLER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                            As of December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                                      (Note 1)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $  3,712  $     22
  Restricted cash (Note 3).................................        4        --
  Accounts receivable......................................    4,580     3,959
  Inventories, prepaids and advances to operators..........      640       978
                                                            --------  --------
    Total current assets...................................    8,936     4,959
                                                            --------  --------
OIL AND GAS PROPERTIES--at cost (full cost method):
  Proved oil and gas properties............................  115,040   103,272
  Unproved oil and gas properties..........................   22,678    39,995
  Less-Accumulated depreciation, depletion and
   amortization............................................  (78,881)  (63,253)
                                                            --------  --------
    Net oil and gas properties.............................   58,837    80,014
                                                            --------  --------
OTHER ASSETS (Note 2)......................................      838       995
                                                            --------  --------
    Total assets........................................... $ 69,611  $ 85,968
                                                            ========  ========
                  LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt........................ $  3,500  $ 10,500
  Accounts payable.........................................    3,472     6,819
  Accrued expenses and other current liabilities...........    6,164     3,565
                                                            --------  --------
    Total current liabilities..............................   13,136    20,884
                                                            --------  --------

LONG-TERM DEBT.............................................   25,610    31,837

DEFERRED INCOME TAXES......................................    5,816     6,883

DEFERRED REVENUE...........................................       54     1,615

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Common stock warrants....................................      845       --
  Preferred stock, $0.01 par value; 2,000,000 shares
   authorized; none outstanding............................      --        --
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 12,681,244 shares outstanding at December
   31, 1999................................................      127       126
  Additional paid in capital...............................   66,690    67,136
  Deferred compensation....................................      (48)     (876)
  Retained deficit.........................................  (43,619)  (41,637)
                                                            --------  --------
    Total equity...........................................   23,995    24,749
                                                            --------  --------
    Total liabilities and equity........................... $ 69,611  $ 85,968
                                                            ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       For the Year Ended
                                                          December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
                                                             (Note 1)  (Note 1)
REVENUES:
  Natural gas...................................... $17,266  $ 18,336  $ 5,819
  Crude oil and condensate.........................   3,465     2,646      964
  Other operating revenues.........................     200       169      395
                                                    -------  --------  -------
    Total operating revenues.......................  20,931    21,151    7,178
                                                    -------  --------  -------
OPERATING EXPENSES:
  Lease operating expenses and production taxes....   1,704     3,363    1,478
  Depreciation, depletion and amortization.........  16,066    15,933    2,520
  General and administrative.......................   2,776     2,815    1,952
  Cost ceiling writedown...........................     --     35,085      --
                                                    -------  --------  -------
    Total operating expenses.......................  20,546    57,196    5,950
                                                    -------  --------  -------
OPERATING INCOME (LOSS)............................     385   (36,045)   1,228
                                                    -------  --------  -------
INTEREST EXPENSE...................................  (3,519)   (1,635)  (1,200)
                                                    -------  --------  -------
INCOME (LOSS) BEFORE INCOME TAXES..................  (3,134)  (37,680)      28
                                                    -------  --------  -------
INCOME TAX PROVISION (CREDIT) (Note 4).............  (1,152)    4,120
                                                    -------  --------
NET INCOME (LOSS).................................. $(1,982) $(41,800) $    28
                                                    =======  ========  =======
EARNINGS (LOSS) PER SHARE (Note 5)
  Basic............................................ $ (0.16) $  (3.75)
                                                    =======  ========
  Diluted.......................................... $ (0.16) $  (3.75)
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

                           MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        For the Year Ended
                                                           December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  --------  --------
                                                              (Note 1)  (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................ $ (1,982) $(41,800) $    28
  Adjustments to reconcile net income (loss) to net
   cash from operating activities--
    Depreciation, depletion and amortization.......   16,066    15,933    2,520
    Cost ceiling writedown.........................      --     35,085      --
    Deferred income taxes..........................   (1,067)   (1,052)     --
    Deferred revenue...............................      (34)      (49)     (58)
    Warrants and stock compensation................    1,228       --       --
    Changes in assets and liabilities--
      Restricted cash..............................       (4)      --       --
      Accounts receivable..........................     (621)   (1,850)     137
      Other current assets.........................      --      2,952   (3,432)
      Other assets.................................       48      (118)     --
      Accounts payable.............................   (3,347)    6,786    2,761
      Accrued expenses and other current
       liabilities.................................    2,599     2,962       34
                                                    --------  --------  -------
        Net cash flows provided by operating
         activities................................   12,886    18,849    1,990
                                                    --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures.........  (10,265)  (46,950)  (8,822)
  Acquisition of properties........................      --    (51,011)     --
  Proceeds from sale of oil and gas properties and
   purchases of equipment, net.....................   14,296     3,065    2,955
                                                    --------  --------  -------
        Net cash flows provided by (used in)
         investing activities......................    4,031   (94,896)  (5,867)
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal............................  (15,717)   (5,178)    (572)
  Borrowing on long-term debt......................    2,490    35,500    3,512
  Contributions, return of capital and stock
   proceeds, net...................................      --     45,601      873
  Payments of dividends............................      --        --      (200)
                                                    --------  --------  -------
        Net cash flows provided by (used in)
         financing activities......................  (13,227)   75,923    3,613
                                                    --------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................    3,690      (124)    (264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
 PERIOD............................................       22       146      410
                                                    --------  --------  -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..... $  3,712  $     22  $   146
                                                    ========  ========  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest......................................... $  3,033  $  1,571  $ 1,373
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

  To the extent that capitalized costs within the full cost pool, net of deferred income taxes, exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. Using unescalated period-end prices at December 31, 1999, of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million pre-tax. However, on the basis of the improvements in pricing experienced subsequent to period-end of $2.80 per Mcfe, the Company has determined that a writedown is not required. At December 31, 1998, the Company recognized a non-cash cost ceiling writedown in the amount of $35.1 million. The Company based its ceiling test determination on a price of $1.78 per Mcfe, which represented the March 1999 closing commodity prices. The Company did not have any such charges against earnings during the year ended December 31, 1997. Had the Company used unescalated period-end prices at December 31, 1998 of $1.92 per Mcfe, the Company would have recogized a cost ceiling writedown of $31.1 million.

                          MILLER EXPLORATION COMPANY

 Property and Equipment

  Property and equipment is included in other assets in the accompanying balance sheets. Depreciation and amortization are calculated using straight-line and accelerated methods over the estimated useful lives of the related assets. The estimated useful lives for each category of fixed assets are: building and improvement (10-20 years); office furniture and equipment (7-10 years) and computer software and hardware (3-5 years).

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

 Comprehensive Income

    The Company did not have any other comprehensive income during 1999, 1998 and 1997.

 Other

    For significant accounting policies regarding income taxes, see Note 4; for earnings per share, see Note 5; for financial instruments, see Note 8; for risk management activities and derivative transactions, see Note 9; and for stock-based compensation, see Note 11.

(3) Restricted Cash

    In 1999, the Company entered into escrow agreements at the request of certain joint interest partners regarding the drilling of certain wells operated by the Company. Terms of the escrow agreements require the parties to the agreements to deposit their proportionate share of the estimated costs of drilling each subject well into a separate escrow account. The escrow account is controlled by an independent third party agent and is restricted to the sole purpose of processing payments to vendors and suppliers for charges and expenses associated with the drilling of the wells covered by the escrow agreements. The amounts recorded as restricted cash in the Consolidated Balance Sheets represent the Company's share of funds on deposit in the escrow accounts. Once the agreed upon drilling procedure has been completed, any remaining funds in the escrow accounts will be promptly returned to the respective joint interest partners in the same proportions as the original contributions into the escrow accounts.

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
   Total income taxes.......................................... $(1,152) $4,120
                                                                =======  ======

                          MILLER EXPLORATION COMPANY

  The principal components of the Company's deferred tax assets (liabilities) recognized in the balance sheet as of December 31, 1999 and 1998 are as follows (in thousands):

                                                             1999      1998
                                                           --------  --------
   Deferred tax liabilities:
     Unsuccessful well and lease costs.................... $ (3,576) $ (3,655)
     Intangible drilling costs............................   (4,540)   (3,923)
     Financial statement carrying value in excess of tax
      basis of purchased assets...........................   (1,474)   (1,503)
     Other................................................   (1,326)     (807)
   Deferred tax assets:
     Ceiling test writedown...............................   11,700    11,700
     Net operating loss...................................    5,100     3,005
                                                           --------  --------
   Net deferred tax assets................................    5,884     4,817
   Less: Valuation allowance..............................  (11,700)  (11,700)
                                                           --------  --------
   Net deferred tax liability............................. $ (5,816) $ (6,883)
                                                           ========  ========

  SFAS No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the fourth quarter of 1998, the Company recorded a $35.1 million cost ceiling writedown. The writedown and significant tax net operating loss carryforwards resulted in a net deferred tax asset at December 31, 1998. The Company believes it is more likely than not that a portion of the deferred tax assets will not be realized, therefore, the Company has recorded a valuation allowance. At December 31, 1999, the Company had regular tax net operating loss carryforwards of approximately $15.0 million. This loss carryforward amount will expire during 2012. The Company also had a percentage depletion carryforward of approximately $0.9 million at December 31, 1999, which is available to offset future federal income taxes payable and has no expiration date.

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

  On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of the Company's Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note Payable. The Warrant Agreement requires the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The Company is required to prepay interest equivalent to 9% of the outstanding principal balance at each of these dates. In accordance with the Warrant Agreement, the Company used the five-day weighed average closing price of the Company's stock at April 14, 1999, to determine the required number of warrants that would be issued for this interest obligation on both April 14, 1999 and October 14, 1999, respectively. The exercise price of each warrant is $0.01. As a result of the requirement to prepay interest on the Veritas Note Payable, the Company issued 322,752 warrants in lieu of paying cash, on both April 14, 1999 and October 14, 1999, respectively. The Company ratably recognizes the prepaid interest into expense over the period that it relates. During 1999, the Company recognized non-cash interest expense of approximately $600,000 related to the Veritas Note Payable.

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
                                                 -------
                                                 $29,110
                                                 =======

(8) Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

 Cash, Restricted Cash, Temporary Cash Investments, Accounts Receivables, Accounts Payable and Notes Payable

  The carrying amount approximates fair value because of the short maturity of those instruments, except for the non-interest bearing AHC Note Payable that has a fair value of approximately $150,000 less than the carrying amount.

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

  When it is probable that the five-day stock price target price will be attained (the "measurement date"), the Company will recognize compensation expense for the difference between the quoted market price of the stock at this measurement date less the $0.01 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained so no compensation expense has been recorded yet for these options.

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

  A certain stockholder and director of the Company has controlling interest in a corporation that is the operator of jointly owned properties. Payments to this operator for the Company's proportionate share of leasehold, seismic, drilling and operating expenses amounted to $794,319 (net of $1,126,321 in control of well insurance reimbursements), $7,370,718, and $2,038,938 in 1999, 1998 and 1997, respectively. Payments received from the operator for the Company's proportionate share of crude oil and natural gas revenues amounted to $468,081, $4,420,665 and $2,046,354 in 1999, 1998 and 1997, respectively.

  A certain stockholder and director of the Company is a principal in an organization that provides consulting services to the Company. Consulting fees paid to this organization amounted to $30,738 for 1997. There were no consulting fees paid to this organization in 1999 or 1998.

  At December 31, 1999, 1998 and 1997, the amounts due from related parties were $552, $501,184 and $1,353,325, respectively. At December 31, 1999, 1998 and
1997, the amounts payable to related parties were $604,410, $1,088,900 and $2,494,449, respectively. All of the related party transactions were in the normal course of business, under comparable terms as those with third parties, and all amounts due from and payable to these related parties were settled in cash after each respective balance sheet date.

  During 1999, an affiliated entity purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. Based on the Company's extensive leasing experience, knowledge of recent acquisitions of 2-D and 3-D seismic data in the Mississippi Salt Basin and dealings with other industry partners, the Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties.

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

(14) Non-Cash Activities

  During 1999, the Company issued 38,479 shares of common stock as compensation for 1998 director fees, as provided for under the Equity Compensation Plan for Non-employee Directors; had 54,750 shares of its restricted stock vest; reclassified approximately $1.5 from deferred revenue to capitalized oil and gas properties as more fully discussed in Note 6; and beginning from April 14, 1999 interest expense on the Veritas Note Payable began to be provided for with warrants in lieu of cash. During 1998, the Company recorded a one-time non-cash charge of approximately $5.4 million for the termination of MOC's S corporation status, as discussed in Note 4; acquired certain oil and gas properties owned by non-affiliated parties for approximately $12.8 million of its Common Stock, plus $0.9 million incurred in 1999, for a total note payable of $4.7 million as discussed in Note 1; and converted an accounts payable balance to Veritas DGC Land, Inc. of $3.8 million into a note payable, (plus $0.9 million incurred in 1999 for a total Note Payable of $4.7 million) as discussed in Note 7. During 1997, the stockholders contributed approximately $7.6 million of notes payable to MOC as capital. These non-cash activities have been excluded from the consolidated statements of cash flows.

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

                          MILLER EXPLORATION COMPANY

  The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved crude oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved reserves, based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed and actual prices realized and costs incurred may vary significantly from those used.

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
   Results of operations.............................. $ 2,961 $(33,399) $2,785
                                                       ======= ========  ======

                           MILLER EXPLORATION COMPANY

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                   Unaudited Quarterly Financial Information

                                                     Quarter Ended
                                            ----------------------------------
                                                       June   Sept.
                                            March 31    30      30    Dec. 31
                                            --------  ------  ------  --------
                                            (In thousands, except per share
                                                         data)
1999
Total Operating Revenues................... $ 4,873   $4,851  $5,492  $  5,715
Operating Income...........................     108       59     171        47
Net Loss...................................    (288)    (576)   (546)     (572)
Earnings per share:
  Basic....................................   (0.02)   (0.05)  (0.04)    (0.05)
  Diluted..................................   (0.02)   (0.05)  (0.04)    (0.05)

1998
Total Operating Revenues................... $ 4,118   $5,608  $5,649  $  5,776
Operating Income (Loss)....................      39    1,066     592   (37,742)
Net Income (Loss)..........................  (5,581)     601     100   (36,920)
Earnings per share:
  Basic....................................   (0.79)    0.05    0.01     (3.02)
  Diluted..................................   (0.79)    0.05    0.01     (3.02)

1997
Total Operating Revenues................... $ 2,251   $1,481  $1,631  $  1,815
Operating Income (Loss)....................     903      115     242       (32)
Net Income (Loss)..........................     721      (93)   (290)     (310)