Form 10-Q
period 2000-09-30
MILLER EXPLORATION CO
filed 2000-11-14
CIK 1048740

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended                        Commission File Number
             September 30, 2000                               0-23431


                          MILLER EXPLORATION COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                   38-3379776
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

            3104 Logan Valley Road
            Traverse City, Michigan                        49685-0348
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

                             Yes  X                No____
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                    Class                                     November 13, 2000
                    -----                                     -----------------

        Common stock, $.01 par value                          13,746,799 shares

================================================================================

                          MILLER EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................................       3

         Consolidated Statements of Operations--
         Three Months and Nine Months Ended September 30, 2000 and 1999..................................       3

         Consolidated Balance Sheets--
         September 30, 2000 and December 31, 1999........................................................       4

         Consolidated Statement of Equity--
         Nine Months Ended September 30, 2000............................................................       5

         Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 2000 and 1999...................................................       6

         Notes to Consolidated Financial Statements......................................................       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........      16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................      24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................      25

Item 2.  Changes in Securities...........................................................................      25

Item 3.  Defaults Upon Senior Securities.................................................................      25

Item 4.  Submissions of Matters to a Vote of Securityholders.............................................      25

Item 5.  Other Information...............................................................................      25

Item 6.  Exhibits and Reports on Form 8-K................................................................      26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                    For the Three Months    For the Nine Months
                                                      Ended Sept. 30,         Ended Sept. 30,
                                                   ----------------------  ---------------------
                                                       2000        1999        2000      1999
                                                      ------      ------     -------    -------
REVENUES:
  Natural gas....................................     $5,466      $4,403     $14,807    $12,434
  Crude oil and condensate.......................      1,463       1,041       3,978      2,655
  Other operating revenues.......................        108          48         273        127
                                                      ------      ------     -------    -------
  Total operating revenues.......................      7,037       5,492      19,058     15,216
                                                      ------      ------     -------    -------

OPERATING EXPENSES:
  Lease operating expenses and production taxes..        970         288       1,985      1,338
  Depreciation, depletion and amortization.......      4,235       4,460      13,021     11,383
  General and administrative.....................        427         573       1,598      2,158
                                                      ------      ------     -------    -------
     Total operating expenses....................      5,632       5,321      16,604     14,879
                                                      ------      ------     -------    -------

OPERATING INCOME.................................      1,405         171       2,454        337
                                                      ------      ------     -------    -------

INTEREST EXPENSE.................................       (782)       (998)     (2,449)    (2,605)
                                                      ------      ------     -------    -------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM.........................        623        (827)          5     (2,268)
                                                      ------      ------     -------    -------

INCOME TAX PROVISION (CREDIT)....................        212        (281)          2       (857)
                                                      ------      ------     -------    -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..........        411        (546)          3     (1,411)

EXTRAORDINARY ITEM - LOSS FROM
  EARLY EXTINGUISHMENT OF DEBT,
  LESS APPLICABLE INCOME TAXES (Note 10).........       (166)         --        (166)        --
                                                      ------      ------     -------    -------

NET INCOME (LOSS)................................     $  245      $ (546)    $  (163)   $(1,411)
                                                      ======      ======     =======    =======

EARNINGS (LOSS) PER SHARE (Note 3)
  Basic..........................................     $ 0.02      $(0.04)    $ (0.01)   $ (0.11)
                                                      ======      ======     =======    =======
  Diluted........................................     $ 0.02      $(0.04)    $ (0.01)   $ (0.11)
                                                      ======      ======     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                         As of September 30,   As of December 31,
                                                                                2000                 1999
                                                                             ----------           ----------
                                                                            (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
  Cash and cash equivalents.......................................             $  1,098             $  3,712
  Restricted cash (Note 2)........................................                  789                    4
  Accounts receivable.............................................                4,679                4,580
  Inventories, prepaids and advances to operators.................                1,405                  640
                                                                               --------             --------
   Total current assets...........................................                7,971                8,936
                                                                               --------             --------

OIL AND GAS PROPERTIES--at cost (full cost method):
  Proved oil and gas properties...................................              124,412              115,040
  Unproved oil and gas properties.................................               16,708               22,678
 Less-Accumulated depreciation, depletion and amortization........              (91,584)             (78,881)
                                                                               --------             --------
   Net oil and gas properties.....................................               49,536               58,837
                                                                               --------             --------

OTHER ASSETS......................................................                  733                  838
                                                                               --------             --------
   Total assets...................................................             $ 58,240             $ 69,611
                                                                               ========             ========

                       LIABILITIES AND EQUITY
                       ----------------------

CURRENT LIABILITIES:
  Current portion of long-term debt...............................             $  3,530             $  3,500
  Accounts payable................................................                1,619                3,472
  Accrued expenses and other current liabilities..................                5,033                6,164
                                                                               --------             --------
   Total current liabilities......................................               10,182               13,136
                                                                               --------             --------

LONG-TERM DEBT....................................................               12,196               25,610

CONVERTIBLE PROMISSORY NOTE.......................................                5,000                   --

DEFERRED INCOME TAXES.............................................                5,732                5,816

DEFERRED REVENUE..................................................                   29                   54

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
  Common stock warrants...........................................                1,268                  845
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
   none outstanding...............................................                   --                   --
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 13,249,876 shares and 12,681,244 shares
   outstanding at September 30, 2000 and December 31, 1999,
   respectively...................................................                  132                  127
  Additional paid in capital......................................               67,483               66,690
  Deferred compensation...........................................                   --                  (48)
  Retained deficit................................................              (43,782)             (43,619)
                                                                               --------             --------
   Total equity...................................................               25,101               23,995
                                                                               --------             --------
   Total liabilities and equity...................................             $ 58,240             $ 69,611
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

                          MILLER EXPLORATION COMPANY
                       CONSOLIDATED STATEMENT OF EQUITY
                                (In thousands)
                                  (Unaudited)

                                   Common                      Additional
                                   Stock    Preferred  Common   Paid In      Deferred     Retained
                                  Warrants    Stock    Stock    Capital    Compensation    Deficit
                                  --------  ---------  ------  ----------  -------------  ---------
BALANCE-December 31, 1999         $    845  $      --    $127     $66,690   $    (48)     $(43,619)

  Issuance of restricted stock
     and benefit plan shares            --         --      --          81         48            --
  Common stock
     warrants issued                   423         --      --          --         --            --
  Issuance of non-employee
     Directors' shares                  --         --       1         216         --            --
  Issuance of common stock              --         --       4         496         --            --
  Net loss                              --         --      --          --         --          (163)
                                  --------  ---------    ----     -------   --------      --------

BALANCE-Sept. 30, 2000            $  1,268  $      --    $132     $67,483   $     --      $(43,782)
                                  ========  =========    ====     =======   ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                                   --------------------
                                                                       2000       1999
                                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................  $   (163)  $ (1,411)
  Adjustments to reconcile net loss to net cash from
    operating activities--
      Depreciation, depletion and amortization...................    13,021     11,383
      Deferred income taxes......................................       (84)      (772)
      Deferred revenue...........................................       (25)    (1,553)
      Warrants and stock compensation............................       769        831
      Extraordinary item.........................................       166         --
      Changes in assets and liabilities--
        Restricted cash..........................................      (785)        --
        Accounts receivable......................................       (99)      (316)
        Other assets.............................................    (1,144)       664
        Accounts payable.........................................    (1,853)    (4,306)
        Accrued expenses and other current liabilities...........    (1,131)     2,016
                                                                   --------   --------
          Net cash flows provided by operating activities........     8,672      6,536
                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures.......................    (4,349)    (8,669)
  Proceeds from sale of oil and gas properties and purchases of
    equipment, net...............................................       947     12,701
                                                                   --------   --------
      Net cash flows provided by (used in) investing activities..    (3,402)     4,032
                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal..........................................   (25,023)   (12,149)
  Borrowing on long-term debt....................................    16,639      2,490
  Issuance of common stock.......................................       500         --
                                                                   --------   --------
    Net cash flows used in financing activities..................    (7,884)    (9,659)
                                                                   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........................    (2,614)       909
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD.........................................................     3,712         22
                                                                   --------   --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...................  $  1,098   $    931
                                                                   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for--
    Interest.....................................................  $  1,555   $  2,331
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

     Reclassifications

     Certain reclassifications have been made to prior period statements to conform with the September 30, 2000 presentation.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(2)  Restricted Cash

     Periodically the Company enters into escrow agreements at the request of joint interest partners regarding the drilling of wells operated by the Company. Terms of the escrow agreements require the parties to the agreements to deposit their proportionate share of the estimated costs of drilling each subject well into a separate escrow account. The escrow account is controlled by an independent third party agent and is restricted to the sole purpose of processing payments to vendors covered by the escrow agreements. The amount recorded as restricted cash in the Consolidated Balance Sheets represents the Company's share of funds on deposit in the escrow accounts. Once the agreed upon drilling procedure has been completed, any remaining funds in the escrow accounts will be promptly returned to the respective joint interest partners in the same proportions as the original contributions into the escrow accounts.

(3)  Earnings Per Share

     The computation of earnings (loss) per share for the three-month and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands, except per share data):

                                                         For the Three Months    For the Nine Months
                                                           Ended Sept. 30,         Ended Sept. 30,
                                                        ----------------------  ---------------------
                                                             2000        1999       2000        1999
                                                          -------     -------    -------     -------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
  Income (loss) before extraordinary item.............    $   411     $  (546)   $     3     $(1,411)
  Extraordinary item..................................       (166)         --       (166)         --
                                                          -------     -------    -------     -------
  Net income (loss)...................................    $   245     $  (546)   $  (163)    $(1,411)
                                                          =======     =======    =======     =======

  Weighted average common shares outstanding..........     13,101      12,679     12,836      12,617
  Earnings (loss) per share - Basic
     Income (loss) before extraordinary item..........    $  0.03     $ (0.04)   $  0.00     $ (0.11)
     Extraordinary item...............................      (0.01)         --      (0.01)         --
                                                          -------     -------    -------     -------
     Net income (loss)................................    $  0.02     $ (0.04)   $ (0.01)    $ (0.11)
                                                          =======     =======    =======     =======

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
  Income (loss) before extraordinary item.............    $   411     $  (546)   $     3     $(1,411)
  Adjustment for effect of assumed conversions:
     Convertible promissory note......................        143          --         --          --
                                                          -------     -------    -------     -------
  Adjusted income (loss) before extraordinary item....        554        (546)         3      (1,411)
  Extraordinary item..................................       (166)         --       (166)         --
                                                          -------     -------    -------     -------
  Net income (loss)...................................    $   388     $  (546)   $  (163)    $(1,411)
                                                          =======     =======    =======     =======

  Weighted average common shares outstanding..........     13,101      12,679     12,836      12,617
  Incremental shares from:
     Convertible promissory note......................      3,704          --         --          --
     Stock options and Veritas warrants...............      1,284          --         --          --
                                                          -------     -------    -------     -------
  Diluted weighted average common shares outstanding..     18,089      12,679     12,836      12,617
                                                          =======     =======    =======     =======

  Earnings (loss) per share - Diluted
     Income (loss) before extraordinary item..........    $  0.03     $ (0.04)   $  0.00     $ (0.11)
     Extraordinary item...............................      (0.01)         --      (0.01)         --
                                                          -------     -------    -------     -------
     Net income (loss)................................    $  0.02     $ (0.04)   $ (0.01)    $ (0.11)
                                                          =======     =======    =======     =======

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)  Earnings Per Share (continued)

     Options, warrants and restricted stock were not included in the computation of diluted earnings per share for the three-month period ended September 30, 1999 and the nine-month period ended September 30, 2000 and 1999 because their effect was antidilutive.

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

     On July 11, 2000, a principal payment of $4.9 million was made to pay down the Credit Facility to $11.5 million. The pay down was made from the Guardian transaction proceeds (as more fully described in Note 5).

     On July 19, 2000, the Company entered into a new senior credit facility with Bank One, Texas, N.A. ("Bank One") which replaced the existing credit facility with Bank of Montreal. The new credit facility has a 30-month term and a current borrowing base of $11.5 million. The interest rate under the new credit facility is either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company's option. The new credit facility requires the Company to make monthly payments of $500,000 until the next borrowing base re-determination which is scheduled for January 1, 2001. The outstanding Bank One credit facility balance is $10.0 million at September 30, 2000.

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

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)  Long-Term Debt (continued)

     On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's common stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of common stock were issued to Veritas. The Company ratably recognizes the prepaid interest into expense over the period that it relates. During the nine months ended September 30, 2000 and 1999, the Company recognized non-cash interest expense of $635,121 and $386,189, respectively, related to the Veritas Note Payable. The Warrant Agreement was also amended on July 19, 2000.

     Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas Note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest will be paid in warrants under the terms of the Warrant Agreement until such time as the Company is in borrowing base compliance with its senior lender, Bank One, at which time interest will only be paid in cash.

     Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment must be made on or before December 31, 2000. Nonpayment of this second principal amount results in a penalty payment of $750,000 payable in warrants at the then current market price of the stock. The balance due Veritas was $4.2 million at September 30, 2000 with $3.7 million classified as long-term and $0.5 million as current in the accompanying financial statements.

     Any additional proceeds derived from exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company stock.

     In connection with the closing of the Amerada Hess Corporation ("AHC") property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC Note"). The Company had obtained a six-month extension of the $1.0 million payment due AHC from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)  Long-Term Debt (continued)

     The Company's long-term debt consisted of the following as of September 30, 2000 (in thousands):


     Bank One Credit Facility                  $   10,000
     Veritas Note                                   4,196
     AHC Note                                       1,500
     Other                                             30
                                               ----------
       Total                                       15,726

     Less current portion of long-term debt        (3,530)
                                               ----------
                                               $   12,196
                                               ==========

(5)  Convertible Promissory Note and Other Capital Transactions

     On July 11, 2000, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Guardian Energy Management Corp. ("Guardian"). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable, for 1,562,500, 2,500,000 and 9,000,000 shares of the Company's common stock respectively. Conversion of the note and exercise of the warrants are subject to stockholder approval. Until the stockholders approve the conversion of the note, the Company will accrue interest at an amount equal to the prime rate plus 10% per annum (currently 19.5%). The accrual of interest is required under Emerging Issues Task Force ("EITF") 85-17 even though no interest will be owed if the stockholders approve the conversion of the note. Even if conversion of the note is approved, the related interest expense charged to operations will not be reversed. The Company has accrued approximately $0.2 million of interest expense during the quarter ended September 30, 2000.

     On July 11, 2000, the Company signed a letter agreement (the "Eagle Transaction") to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc., ("Eagle") an affiliated entity controlled by C. E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle will be issued warrants exercisable for a total of 2,031,250 shares of common stock. Consummation of the transaction with Eagle is subject, among other things, to stockholder approval.

     The Company's Board of Directors has fixed the close of business on November 3, 2000 as the record date for determining which stockholders are entitled to notice of, and vote at, the special meeting on December 7, 2000, to approve the Guardian and Eagle transactions.

     Also on July 11, 2000, the Company entered into a Subscription Agreement with ECCO Investments, LLC ("ECCO"), pursuant to which ECCO purchased 370,370 shares of the Company's common stock for an aggregate purchase price of $0.5 million or $1.35 per share.

(6)  Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(6)  Risk Management Activities and Derivative Transactions (continued)

     Commodity Price Hedges

     The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income (loss) when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2000 and 1999, the Company realized approximately $(1.1) million and $(0.01) million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 2000 and 1999, the Company had hedged 46% and 37%, respectively, of its oil and natural gas production, and as of September 30, 2000 the Company had 2.7 Bcfe of open oil and natural gas contracts for the months of October 2000 through December 2001. The prices for these contracts ranged from $3.82 to $5.14 per Mcf for natural gas and $30.00 to $31.00 per Bbl for oil.

(7)  Commitments and Contingencies

     Stock-Based Compensation

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 1.9 million shares of common stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. During 1999, incentive stock options of 25,000 were issued to outside directors and new employees under the 1997 Plan. In February 2000 and 1999, 43,500 and 54,750 shares of restricted stock vested, respectively, and the Company recognized compensation expense of approximately $60,000 and $178,000, accordingly.

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

(7)  Commitments and Contingencies (continued)

     When it is probable that the five-day stock price target price will be attained (the "measurement date"), the Company will recognize compensation expense for the difference between the quoted market price of the stock at this measurement date less the $0.01 per share grant price times the number of options that will vest.

     On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $1.625 per share (the closing market price on the date of grant). The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

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

     The Company received notice on February 1, 2000 that AHC became a defendant in a lawsuit as operator of certain Texas properties wherein Miller Oil Corporation was a joint venture partner. The claimant alleges that he contacted leukemia during his 17 year employment at Schlumberger while working on various wells in Texas. Approximately 25 oil and gas companies have been named as defendants in this suit. AHC has tendered defense and indemnity of this lawsuit to Schlumberger and has agreed to pursue defense on behalf of all working interest owners including the Company in this case. The case is in the early stages of discovery.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(7)  Commitments and Contingencies (continued)

     The Company is a party to a lawsuit filed against AHC in 1997 as operator of a well drilled under a joint venture. The plaintiff is an employee of a crane operator who claims he received personal injuries while working at the well site.

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

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2/Blackfeet IMDA; negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order. Discovery is currently underway.

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

     The disputes for which the Company demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which the Company proposed to drill "would not satisfy the mandatory drilling obligations" under the K2/Blackfeet IMDA. The Company contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths. The Company has had two meetings to date with the new Tribal Council elected in July 2000, and is working toward resolution of these matters.

(8)  Related Party Transactions

     During 1999, Eagle, an affiliated entity purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. Based on the Company's extensive leasing experience, knowledge of recent acquisitions of 2-D and 3-D seismic data in the Mississippi Salt Basin and dealings with other industry partners, the Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties.

     On July 11, 2000, the Company signed a letter agreement with Eagle for the acquisition of certain undeveloped properties (see Note 5).

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(9)  Non-Cash Activities

     In February 2000 and 1999, 43,500 and 54,750 shares of restricted stock, respectively, vested. In connection therewith, the Company recognized compensation expenses of approximately $60,000 and $178,000 for the nine months ended September 30, 2000 and 1999, respectively. In February and June 2000, 37,210 and 12,329 shares of Company common stock, respectively, were issued to the Company's 401(k) savings plan as an employer matching contribution. Commencing April 14, 1999, interest expense is being provided for under the Veritas Note with warrants rather than through the payment of cash. These non-cash activities have been excluded from the consolidated statements of cash flows.

(10) Extraordinary Item

     During July 2000, the Company replaced the existing credit facility with Bank of Montreal by extinguishing its remaining principal payments of $11.9 million. An extraordinary loss was recorded on this extinguishment for the remaining unamortized debt expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

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

     On July 11, 2000, the Company issued to Guardian Energy Management Corp. a subordinated Convertible Promissory Note, the conversion of which is subject to stockholder approval, in exchange for $5.0 million. Since the proceeds of this note were used to pay down existing debt, the Company's long-term debt balance did not increase. Additionally, until the stockholders approve the conversion of the Convertible Promissory Note, the Company will accrue interest at an amount equal to the prime rate plus 10% per annum (currently 19.5%). The accrual of interest is required under Emerging Issues Task Force ("EITF") 85-17 even though no interest will be owed if the stockholders approve the conversion of the note. There will be no other material effects from the issuance of this note on the Company's financial position or results of operations prior to the stockholder approval of the conversion. If the conversion of the Convertible Promissory Note is approved by the Company's stockholders is approved, the Company's liquidity and cash flow available for capital expenditures in the future will be increased due to lower principal and interest payments required under the Company's new credit facility and the elimination of the Company's obligations under the Convertible Promissory Note.

Results of Operations

     The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                   For the Three Months    For the Nine Months
                                                    Ended September 30,     Ended September 30,
                                                   ---------------------   -------------------
                                                       2000       1999       2000      1999
                                                       ----       ----       ----      ----
Production volumes:
  Crude oil and condensate (MBbls)...............         54         60         158       200
  Natural gas (MMcf).............................      1,400      1,805       4,548     5,736
  Natural gas equivalent (MMcfe).................      1,724      2,165       5,496     6,936

Revenues:
  Crude oil and condensate.......................     $1,463     $1,041     $ 3,978   $ 2,655
  Natural gas....................................      5,466      4,403      14,807    12,434

Operating expenses:
  Lease operating expenses and production taxes..     $  970     $  288     $ 1,985   $ 1,338
  Depletion, depreciation and amortization.......      4,235      4,460      13,021    11,383
  General and administrative.....................        427        573       1,598     2,158

Interest expense.................................     $  782     $  998       2,449   $ 2,605

Net income (loss)................................     $  245     $ (546)    $  (163)  $(1,411)

Average sales prices:
  Crude oil and condensate ($ per Bbl)...........     $27.09     $17.35     $ 25.18   $ 13.28
  Natural gas ($ per Mcf)........................       3.90       2.44        3.26      2.17
  Natural gas equivalent ($ per Mcfe)............       4.02       2.51        3.42      2.17

Average Costs ($ per Mcfe):
  Lease operating expenses and production taxes..     $ 0.56     $ 0.13     $  0.36   $  0.19
  Depletion, depreciation and amortization.......       2.46       2.06        2.37      1.64
  General and administrative.....................       0.25       0.26        0.29      0.31

     Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

    Oil and natural gas revenues for the three months ended September 30, 2000 increased 27% to $6.9 million from $5.4 million for the same period in 1999. The revenues for the three months ended September 30, 2000 and 1999 include $(0.7) million and $(0.3) million of hedging losses, respectively (see "Risk Management Activities and Derivative Transactions" below). Total gas production for the three months ended September 30, 2000 declined 22% to 1,400 MMcf from 1,805 MMcf for the same period in 1999. The decrease in gas production output is primarily attributable to a declining production curve for Mississippi Salt Basin properties. Average natural gas prices increased 60% to $3.90 per Mcf for the three months ended September 30, 2000 from $2.44 per Mcf in the same period in 1999. Total oil production volumes during the three months ended September 30, 2000 decreased 10% to 54 MBbls from 60 MBbls for the same period in 1999. The drop in oil production is attributable to a declining production curve for Mississippi Salt Basin properties. In an effort to slow the oil and gas production decline, the Company has installed compression equipment on all Company operated wells. This project began in May 2000 and was completed in August 2000. The Company will continue to monitor its wells and analyze additional methods to stimulate production. Generally, there are no limits as to the number of times a well can be re-worked as long as there is an economic benefit for doing so. Re-perforating can be performed for as little as $10,000 and small stimulation jobs for as little as $30,000. We expect that any future workovers, re-perforations, or similar activities will be funded from operating cash flow.

  Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)


Average oil prices increased 56% to $27.09 per barrel during the three months ended September 30, 2000 from $17.35 per barrel in the same period in 1999. The significant increases in natural gas and oil prices represents an example of the volatility in commodity prices the industry has experienced over the past couple years.

     Lease operating expenses and production taxes for the three months ended September 30, 2000 increased 237% to $1.0 million from $0.3 million for the same period in 1999. Lease operating expenses increased by approximately $0.2 million due primarily to the cost of installing compression equipment and the related compressor rental on certain Mississippi Salt Basin wells during the quarter ended September 30, 2000. The addition of compressors will help slow current production rate declines occurring on the Mississippi wells. Production taxes increased by approximately $0.5 million due primarily to the phase out of the 6% State of Mississippi production tax exemption. The exemption will remain phased out until commodity prices fall back below the ceiling limitation as stipulated in the applicable statute.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 2000 decreased 5% to $4.2 million from $4.5 million for the same period in 1999. The decreased DD&A expense was the combined result of a decrease in the amount of capitalized costs subject to DD&A partially offset by an increase in the depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves primarily attributable to the sale of producing oil and gas properties in 1999.

     General and administrative expense for the three months ended September 30, 2000 decreased 25% to $0.4 million from $0.6 million for the same period in 1999. This decrease is primarily the result of the cost reduction plan implemented in May 1999 and continued monitoring which had the combined effect of: 1) a reduction in the number of employees from 32 at September 30, 1999 to 22 at September 30, 2000 which reduced salaries, wages and benefits; 2) a significant decrease in legal and professional fees and; 3) reduced travel related expenditures.

     Interest expense for the three months ended September 30, 2000 decreased 22% to $0.8 million from $1.0 million in the same period in 1999. The $0.8 million of interest expense for the quarter ended September 30, 2000, includes interest of approximately $0.2 million that was accrued during this period in connection with the $5.0 million Convertible Promissory Note. The interest accrued on the Convertible Promissory Note will not be owed if its conversion is approved by the stockholders. Without this accrual in the third quarter of 2000, interest expense decreased 43%. The primary factor that offsets this interest accrual is attributable to the resultant effect on interest expense of the substantial decrease in the outstanding credit facility debt to $10.0 million at September 30, 2000 from $25.5 million at September 30, 1999. Also, the Bank One interest rate of prime plus 2% or LIBOR plus 4% that became effective on July 19, 2000, results in lower interest expense than the previous Bank of Montreal rate of prime plus 3.5%.

     Net income (loss) for the three months ended September 30, 2000 was $0.2 million compared to net loss of $(0.5) million for the same period in 1999, as a result of the factors described above.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

     Oil and natural gas revenues for the nine months ended September 30, 2000 increased 24% to $18.8 million from $15.1 million for the comparable period in the prior year. The revenues for the nine months ended September 30, 2000 and 1999 include approximately $(1.1) million and $(0.01) million of hedging (losses) gains, respectively (see "Risk Management Activities and Derivative Transactions" below). In 1999, the Company sold substantially all of its producing properties in Texas, Louisiana and the Antrim Shale properties in Michigan. These property sales and a declining production curve for Mississippi Salt Basin properties represent the primary reasons why production volumes for the nine months ended September 30, 2000 decreased 21% to 5,496 MMcfe from 6,936 MMcfe for the comparable period of the prior year. Average realized oil prices increased 90% to $25.18 per barrel from the significantly depressed price of $13.28 per barrel experienced during the comparable period of 1999. Realized natural gas prices for the nine months ended September 30, 2000 increased 50% to $3.26 per Mcf from $2.17 per Mcf for the comparable period of the prior year.

     Lease operating expenses and production taxes for the nine months ended September 30, 2000 increased 48% to $2.0 million from $1.3 million for the comparable period in the prior year. Lease operating expenses increased by approximately $0.1 million. This decrease was comprised of an approximate $0.4 million reduction in expenses attributable to the properties in Texas, Louisiana and Michigan that were sold in 1999. This reduction was partially offset by approximately $0.4 million of additional lease operating expenses associated with the compression equipment installed at certain Mississippi Salt Basin well sites in the later part of May 2000 and June 2000 plus $0.1 million of operating expenses related to new production in Michigan. Production taxes increased by approximately $0.6 million due primarily to the phase out of the 6% State of Mississippi production tax exemption and taxes on new production in Michigan. The exemption will remain phased out until commodity prices fall back below the ceiling limitations as stipulated in the applicable statute.

     Depreciation, depletion and amortization expense for the nine months ended September 30, 2000 increased 14% to $13.0 million from $11.4 million for the comparable period in the prior year. The higher depletion expense was the combined result of an increase in capitalized costs subject to depletion and an increased depletion rate. The higher depletion rate was primarily the result of decreased proved oil and gas reserves attributable to the sale of producing oil and gas properties in 1999.

     General and administrative expenses for the nine months ended September 30, 2000 decreased 26% to $1.6 million from $2.2 million for the comparable period in the prior year. This decrease is the result of the cost reduction plan implemented in May 1999 and the continued monitoring which had the combined effect of: 1) a reduction in the number of employees from 32 at September 30, 1999 to 22 at September 30, 2000 which reduced salaries, wages and benefits; 2) a significant decrease in legal and professional fees and; 3) reduced travel related expenditures.

     Interest expense for the nine months ended September 30, 2000 decreased 6% to $2.4 million from $2.6 million for the comparable period in the prior year. The $2.4 million of interest expense for 2000 includes approximately $0.2 million that was accrued during the year in connection with the $5.0 million Convertible Promissory Note. The interest accrued on the Convertible Promissory Note will not be owned if its conversion is approved by the stockholders. Without this accrual in 2000, interest expense decreased 14%. The primary factor that offsets this interest accrual is attributable to the resultant effect on interest expense of the substantial decrease in the outstanding credit facility debt to $10.0 million at September 30, 2000 from $22.5 million at September 30, 1999.

  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

     Net loss for the nine months ended September 30, 2000 decreased to ($0.2) million from ($1.4) million for the comparable period in the prior year, as a result of the factors described above.

Liquidity and Capital Resources

     Liquidity

     The Company's primary source of liquidity is cash generated from operations. Net cash provided by operating activities was $8.7 million and $6.5 million for the nine months ended September 30, 2000 and 1999, respectively.
The increase in cash provided in 2000 compared to 1999 was principally comprised of a reduction in the net loss to $(0.2) million in 2000 from $(1.4) million in 1999 and due to the reduction of vendor payables in 1999 resulting from an effort by the Company to pay these liabilities on a more timely basis.

     Net cash provided by (used in) investing activities was $(3.4) million and $4.0 million in 2000 compared to 1999, respectively. The decrease in cash provided in 2000 compared to 1999 was principally due to a decrease in property sales of $11.8 million and a decrease in exploration and development expenditures of $4.4 million in 2000.

     Net cash used in financing activities was $(7.9) million and $(9.7) million in 2000 and 1999, respectively. The decrease in cash used in 2000 compared to 1999 was principally due to principal payments on long-term debt of $25.0 million in 2000 compared to $12.1 million in 1999, and borrowings on long-term debt of $16.6 million in 2000 compared to $2.5 million in 1999.

     Capital Resources

     Historically, the Company's primary sources of capital have been funds generated by operations and borrowings under its bank credit facility.

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

     On July 11, 2000, a principal payment of $4.9 million was made to pay down the Credit Facility to $11.5 million. The pay down was made from the Guardian transaction proceeds (as more fully described in Note 5).

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

  Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)


     The new credit facility requires the Company to make monthly payments of $500,000 until the next borrowing base re-determination which is scheduled for January 1, 2001. The outstanding Bank One credit facility balance is $10.0 million at September 30, 2000.

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

     On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's common stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of common stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period that it relates. During the nine months ended September 30, 2000 and 1999, the Company recognized non-cash interest expense of $635,121 and $386,189, respectively, related to the Veritas Note Payable. The Warrant Agreement was also amended on July 19, 2000.

     Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9- 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas Note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest will be paid in warrants under the terms of the Warrant Agreement until such time as the Company is in borrowing base compliance with its senior lender, Bank One, at which time interest will only be paid in cash.

     Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment must be made by December 31, 2000. Nonpayment of this second principal amount results in a penalty payment of $750,000 payable in warrants at the then current market price of the stock. The balance due Veritas was $4.2 million at September 30, 2000 with $3.7 million classified as long-term and $0.5 million as current in the accompanying financial Statements.

  Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

     Any additional proceeds derived from exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 498,923 shares (net of exercise price) of Company stock.

     In connection with the closing of the Amerada Hess Corporation ("AHC") property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC Note"). The Company had obtained a six-month extension of the $1.0 million payment due AHC from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001.

     The Company has currently budgeted capital expenditures of approximately $9.4 million for 2000. Capital expenditures will be used to fund drilling and development activities, the shooting of a new 3-D seismic survey and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures may differ significantly from such estimates. Actual capital expenditures for the nine months ended September 30, 2000 were approximately $4.3 million. The Company intends to fund its 2000 budgeted capital expenditures through operational cash flow.

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

     The Company has experienced substantial working capital requirements primarily due to the Company's active exploration and development program. The Company believes that cash flow from operations and improved commodity prices should allow the Company to implement its present business strategy through 2000. A significant decline in cash flow from operations caused by an unexpected reduction in production and/or significant drop in commodity prices could have a material adverse effect on the Company's operations, including curtailment of its exploration and other activities.

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

Environmental and Other Regulatory Matters

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent inrecent years, often imposing greater liability on a larger number of potentially responsible parties.

  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)


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

New Accounting Standard

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by the issuance in 2000 of SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Therefore, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In order to implement SFAS No. 133 by January 1, 2001, the Company has begun the process of identifying all derivative instruments and will continue to measure the fair value of those instruments, designate and document various hedge relationships, and evaluate the effectiveness of those hedge relationships.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price or risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

     Commodity Price Hedges

     The Company periodically enters into certain derivatives (primarily NYMEX futures contracts) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as income when the hedged transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2000 and 1999, the Company realized approximately $(1.1) million and $(0.01) million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 2000 and 1999, the Company had hedged 46% and 37%, respectively, of its oil and natural gas production, and as of September 30, 2000 the Company had 2.7 Bcfe of open oil and natural gas contracts for the
months of October 2000 through December 2001.   The prices for these contracts
ranged from $3.82 to $5.14 per Mcf for natural gas and $30.00 to $31.00 per Bbl for oil.

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

       None.

Item 2.  Changes in Securites

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submissions of Matters to a Vote of Security Holders

       None.

Item 5. Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits. The following documents are filed as exhibits to this
              --------
              report on Form 10-Q:


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

       4.2 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 1,562,500 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.3 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 2,500,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.4 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 9,000,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

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

    10.2 Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.3 Promissory Note between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

    10.4 Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

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

    10.7 Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

    27.1  Financial Data Schedule.
____________________

(b)  Reports on Form 8-K.  On July 24, 2000, the Company filed a Form 8-K to
     -------------------
     announce the following:

   1. On July 11, 2000, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Guardian Energy Management Corp. ("Guardian"). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5,000,000, and three warrants exercisable, respectively, for 1,562,500 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), 2,500,000 shares Common Stock and 9,000,000 shares of Common Stock. Conversion of the note and exercise of the warrants are subject to stockholder approval.

   2. In addition, the Securities Purchase Agreement granted Guardian the right to designate two members of the Company's board of directors. Pursuant thereto, Guardian has designated Messrs. Paul A. Halpern and Robert M. Boeve to fill the board seats recently vacated by Messrs. Dan A. Hughes, Jr. and Frank M. Burke.

   3. Also on July 11, 2000, the Company entered into a Subscription Agreement with ECCO Investments, LLC ("ECCO"), pursuant to which ECCO made an equity investment of $500,000.00 in the Company in exchange for 370,370 shares of Common Stock at $1.35 per share.

   4. The Company also has signed a letter agreement to sell, in exchange for $2,500,00.00 in cash and assets, a total of 1,851,851 shares of Common Stock to Eagle Investments, Inc. ""Eagle"), a corporation controlled by C. E. Miller. Mr. Miller is Chairman of the Board of the Company. In addition, Eagle will be issued warrants exercisable for a total of 2,031,250 shares of Common Stock. Consummation of the transaction with Eagle is subject, among other things, to stockholder approval.

   5. In a press release dated July 21, 2000, the Company announced, among other things, that it had entered into an Amendment to Promissory Note, Warrant and Registration Rights Agreement (the "Amendment") with Veritas DGC Land, Inc., a Delaware corporation ("Veritas"). The Amendment amends the Promissory Note and Warrant issued by the Company to Veritas on April 14, 1999, as well as the Registration Rights Agreement by and between the Company and Veritas of the same date.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MILLER EXPLORATION COMPANY



Date:   November 14, 2000       By: /s/ Deanna L. Cannon
                                    --------------------------------
                                    Deanna L. Cannon
                                    Vice President-Finance and Secretary
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

    4.2 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated April 11, 2000, exercisable for 1,562,500 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

    4.3 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 2,500,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

     4.4 Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 9,000,000 shares of the Company's Common Stock. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

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

     10.2 Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

     10.3 Promissory Note between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

     10.4 Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 25, 2000.

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

     10.7 Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company, and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

     27.1      Financial Data Schedule.

____________________