Form 10-Q
period 2001-03-31
MILLER EXPLORATION CO
filed 2001-05-11
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended             Commission File Number
               March 31, 2001                          0-23431


                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                 38-3379776
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)

       3104 Logan Valley Road
       Traverse City, Michigan                    49685-0348
(Address of Principal Executive Offices)          (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (231) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                              No
                        ------                               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
               Class                        May 7, 2001
               -----                        -----------

      Common stock, $.01 par value       19,443,241 shares


================================================================================

                           MILLER EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................   3

         Consolidated Statements of Operations--
         Three Months Ended March 31, 2001 and 2000.........   3

         Consolidated Balance Sheets--
         March 31, 2001 and December 31, 2000...............   4

         Consolidated Statement of Equity--
         Three Months Ended March 31, 2001..................   5

         Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 2001 and 2000.........   6

         Notes to Consolidated Financial Statements.........   7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and  Results of Operations....  15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................   21

Item 2.  Changes in Securities..............................  22

Item 3.  Defaults Upon Senior Securities....................  22

Item 4.  Submission of Matters to a Vote of Security Holders  22

Item 5.  Other Information..................................  22

Item 6.  Exhibits and Reports on Form 8-K..................   22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  For the Three Months
                                                    Ended March  31,
                                                  --------------------
                                                     2001       2000
                                                  ---------   --------

REVENUES:
  Natural gas....................................   $5,577    $4,417
  Crude oil and condensate.......................      915     1,093
  Other operating revenues.......................       97        95
                                                 ---------   --------
     Total operating revenues....................    6,589     5,605
                                                 ---------   --------
OPERATING EXPENSES:
  Lease operating expenses and production taxes..      939       458
  Depreciation, depletion and amortization.......    4,187     4,371
  General and administrative.....................      561       591
                                                 ---------   --------
     Total operating expenses....................    5,687     5,420
                                                 ---------   --------
OPERATING INCOME.................................      902       185
                                                 ---------   --------
INTEREST EXPENSE.................................     (257)     (848)
                                                 ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES................      645      (663)
                                                 ---------   --------
INCOME TAX PROVISION (CREDIT)....................      249      (225)
                                                 ---------   --------
NET INCOME (LOSS)................................   $  396      (438)
                                                 =========   ========
EARNINGS (LOSS) PER SHARE (Note 3)
  Basic..........................................    $0.02    $(0.03)
                                                 =========   ========
  Diluted........................................    $0.02    $(0.03)
                                                 =========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  As of March 31,   As of December 31,
                                                       2001             2000
                                                 ---------------    ------------------
                                                   (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
 Cash and cash equivalents ...................       $     774        $   2,292
 Restricted cash (Note 2) ....................             525               69
 Accounts receivable .........................           4,390            4,474
 Inventories, prepaids and
  advances to other
  operators ..................................             571              316
                                                     ---------        ---------
  Total current assets .......................           6,260            7,151
                                                     ---------        ---------
OIL AND GAS PROPERTIES--at
 cost (full cost method):
 Proved oil and gas
  properties .................................         135,081          131,872
 Unproved oil and gas
  properties .................................          16,022           16,109
 Less-Accumulated depreciation,
  depletion and amortization .................        (100,074)         (95,948)
                                                     ---------        ---------
  Net oil and gas
   properties ................................          51,029           52,033
                                                     ---------        ---------
OTHER ASSETS .................................             643              694
                                                     ---------        ---------
  Total assets ...............................       $  57,932        $  59,878
                                                     =========        =========

                       LIABILITIES AND EQUITY
                       ----------------------

CURRENT LIABILITIES:
 Current portion of
  long-term debt .............................       $   1,110        $   1,034
 Accounts payable ............................           2,900            3,572
 Accrued expenses and
  other current liabilities ..................           5,836            3,928
                                                     ---------        ---------
  Total current liabilities ..................           9,846            8,534
                                                     ---------        ---------
LONG-TERM DEBT ...............................           8,696           11,196

DEFERRED INCOME TAXES ........................           6,451            6,202

DEFERRED REVENUE .............................              11               20

COMMITMENTS AND
 CONTINGENCIES (NOTE 7)

EQUITY:
 Other comprehensive
  income (loss) ..............................          (1,377)              --
 Common stock warrants,
  15,694,248 outstanding at
  March 31, 2001 and
   December 31, 2000 .........................           1,555            1,759
 Preferred stock, $0.01
  par value; 2,000,000
  shares authorized;
  none outstanding ...........................              --               --
 Common stock, $0.01 par
  value; 40,000,000 shares
  authorized; 19,443,241
   shares and 19,302,254
   shares
  outstanding at March 31,
   2001 and December 31,
   2000,
  respectively ...............................             195              193
 Additional paid in capital ..................          76,755           76,570
 Retained deficit ............................         (44,200)         (44,596)
                                                     ---------        ---------
  Total equity ...............................          32,928           33,926
                                                     ---------        ---------
  Total liabilities and
   equity ....................................       $  57,932        $  59,878
                                                     =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                  (Unaudited)

                                             Other
                                        Comprehensive    Common                        Additional
                                            Income        Stock    Preferred   Common    Paid In    Retained
                                            (Loss)      Warrants     Stock     Stock     Capital     Deficit
                                            ------      --------     -----     -----     -------     -------
BALANCE-December 31, 2000                 $    --       $1,759     $    --      $193     $76,570   $(44,596)

 Issuance of benefit plan shares                            --          --         1          47         --
 Issuance of non-employee
  directors' shares                            --           --          --         1         138         --
 Change in value of warrants issued
  to Veritas, DGC Land, Inc.                   --         (204)         --        --          --         --
 Adoption of new accounting
  standard (Note 1)                        (5,685)          --          --        --          --         --
 Change in unrealized loss                  4,308           --          --        --          --         --
 Net income                                    --           --          --        --          --        396
                                          -------       ------     -------      ----     -------   --------
BALANCE-March 31, 2001                    $(1,377)      $1,555     $    --      $195     $76,755   $(44,200)
                                          =======       ======     =======      ====     =======   ========


 Disclosure of Comprehensive Income (Loss):
                                                                 For the three months ended March 31,
                                                                      2001                 2000
                                                                    -------               -------

 Net income (loss)                                                 $   396              $  (438)
 Other comprehensive income (loss)                                  (1,377)                  --
                                                                   -------              -------
  Total comprehensive income (loss)                                $  (981)             $  (438)
                                                                   =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                              2001       2000
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................   $   396    $  (438)
  Adjustments to reconcile net income
   (loss) to net cash from
    operating activities--
      Depreciation, depletion and
       amortization ......................................     4,187      4,371
      Deferred income taxes ..............................       249       (225)
      Warrants and stock compensation ....................       (17)        --
      Deferred revenue ...................................        (9)        (9)
      Changes in assets and liabilities--
        Restricted cash ..................................      (456)       972
        Accounts receivable ..............................        84      1,221
        Other assets .....................................      (259)        95
        Accounts payable .................................      (672)    (1,694)
        Accrued expenses and other current
         liabilities .....................................       531     (2,899)
                                                             -------    -------
          Net cash flows provided by
           operating activities ..........................     4,034      1,394
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures ...............    (3,123)    (1,602)
  Proceeds from sale of oil and gas
   properties and purchases of
    equipment, net .......................................        (5)        --
                                                             -------    -------
          Net cash flows used in investing activities ....    (3,128)    (1,602)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal ..................................    (4,588)    (2,556)
  Borrowing on long-term debt ............................     2,164        139
  Common stock proceeds ..................................        --        110
                                                             -------    -------
          Net cash flows used in financing
           activities ....................................    (2,424)    (2,307)
                                                             -------    -------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................    (1,518)    (2,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 THE PERIOD ..............................................     2,292      3,712
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF THE
 PERIOD ..................................................   $   774    $ 1,197
SUPPLEMENTAL CASH FLOW INFORMATION:
                                                             =======    =======
  Cash paid during the period for interest ...............   $   297    $   637
                                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Nature of Operations

     The consolidated financial statements of Miller Exploration Company (the "Company") and subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 was adopted by the Company as of January 1, 2001 and the Company completed the process of identifying all derivative instruments, determining fair market values of derivatives designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships.

     Certain financial derivative contracts used to hedge the price risk on future production qualify under the provisions of SFAS No. 133 as cash flow hedges. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The impact on January 1, 2001, of adopting SFAS No. 133 increased liabilities by approximately $5.7 million with a corresponding decrease in other comprehensive income (loss) in the Consolidated Statement of Equity since the contracts outstanding on the date met the specific hedge accounting criteria. Since several of the contracts that were outstanding on January 1, 2001, have been settled in the first quarter of 2001 (with any hedge gains or losses being realized at the time of production), the fair value of remaining financial derivative contracts at March 31, 2001 is $1.4 million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income (loss).

     Reclassifications

     Certain reclassifications have been made to prior period statements to conform with the March 31, 2001 presentation.

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

     On February 26, 2001, the Company deposited $525,000 into an escrow account for the benefit of the Blackfeet Indian Tribe ("Blackfeet"). This sum of money represented the second anniversary bonus payment owed to the Blackfeet under the Indian Mineral Development Act ("IMDA") agreement between the Company and the Blackfeet ("Miller/Blackfeet IMDA"). The Company believes that certain provisions of the Miller/Blackfeet IMDA agreement have been violated and the Company has requested arbitration of these matters, as more fully discussed in
Note 7. The term of the escrow was set at 60 days in an effort to encourage timely resolution of these matters. The term expired on April 26, 2001 and the funds were returned to the Company as the disputed provisions remain unresolved.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)  Earnings Per Share

     The computation of earnings (loss) per share for the three-month periods ended March 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                                 2001     2000
                                                                ------   ------
  Net income (loss) attributable to
     basic and diluted EPS...................................  $   396  $  (438)

  Average common shares outstanding
     applicable to basic EPS.................................   19,364   12,699
  Add:  stock options, treasury shares and restricted stock..      642       --
                                                                ------   ------

  Average common shares outstanding
     applicable to diluted EPS...............................   20,006   12,699

  Earnings (loss) per share:
     Basic...................................................  $  0.02  $ (0.03)
     Diluted.................................................  $  0.02  $ (0.03)

     Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 because their effect was antidilutive.

(4)  Long-Term Debt

     Bank Debt

     On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced its existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company's option. Under the new credit facility the Company was required to make monthly payments of $500,000 from August 1, 2000, until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of December 31, 2000 is $9.0 million, less the amount due Amerada Hess Corporation ("AHC") in 2001. The next scheduled borrowing base re-determination with Bank One is in July 2001. The outstanding Bank One credit facility balance is $5.0 million at March 31, 2001.

     The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The obligations under the new credit facility are secured by a lien on all of the Company's real and personal property.

     Other

     On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. ("Veritas"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related.

     Under the terms of the amended note and Warrant Agreement, the maturity of the Veritas note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of March 31, 2001, the Company has only recognized interest expense on the outstanding Veritas note at 9 3/4% since it is believed that the principal balance will be paid in full by December 31, 2001. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest is required to be paid in warrants under the terms of the Warrant Agreement until the Company is in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. The April 15, 2001, interest payment of approximately $187,000 was made in cash.

     Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas at March 31, 2001, is $3.7 million, with the entire balance classified as long-term debt in the accompanying financial statements.

     Any additional proceeds derived by the Company from the exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

     In connection with the closing of the AHC property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC. The Company had obtained a six-month extension of the $1.0 million payment due AHC from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Principal payments made subsequent to the original February 2001 due date are subject to a 12% per annum interest charge. At March 31, 2001, the outstanding AHC note balance was $1.0 million.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Company's long-term debt consisted of the following as of March 31, 2001 (in thousands):


     Bank One credit facility                  $ 5,000
     Veritas note                                3,696
     AHC note                                    1,000
     Other                                         110
                                              --------
       Total                                     9,806
     Less current portion of long-term debt     (1,110)
                                              --------
                                              $  8,696
                                              ========

(5)  Capital Transactions and Common Stock Warrants

     On July 11, 2000, the Company entered into a Securities Purchase Agreement
(the "Securities Purchase Agreement") with Guardian Energy Management Corp.
("Guardian"). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable for 1,562,500, 2,500,000 and 9,000,000 shares of the Company's Common Stock, respectively. The issuance of the shares of Common Stock on the conversion of the note and exercise of the warrants was approved by the Company's stockholders at a meeting on December 7, 2000.

     On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. ("Eagle") an affiliated entity controlled by C.E.
Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of Common Stock. This transaction with Eagle was approved by the Company's stockholders at meeting on December 7, 2000.

     Common Stock Warrants

     As of March 31, 2001, the Company has the following Common Stock warrants outstanding:


Warrants                       Exercise Price  Expiration Date
--------                       --------------  ---------------

    2,343,750 shares.........           $1.35  December 7, 2001
    3,750,000 shares.........            2.50  December 7, 2002
    600,498 shares...........            0.01  July 21, 2004
    9,000,000 shares.........            3.00  December 7, 2004



                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(6)  Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices (see Note 1). The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2001 and 2000, the Company realized approximately $(2.2) million and $0.06 million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 2001 and 2000, the Company had hedged 69% and 47%, respectively, of its oil and natural gas production, and as of March 31, 2001, the Company had 1.1 Bcf of open natural gas contracts for the months of April 2001 through December 2001.

(7)  Commitments and Contingencies

     Stock-Based Compensation

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and full-time employees of the Company and its subsidiary. A maximum of 1.9 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. The Company has proposed that the minimum number of shares of Common Stock available for Incentive Awards under the 1997 Plan be increased to 2.4 million shares. This proposal will be voted on at the Company's Annual Stockholders Meeting on May 25, 2001. In February 2000, 43,500 restricted shares of stock issued pursuant to the 1997 Plan vested and the Company recognized compensation expense of approximately $60,000.

     On January 1, 2000, the Company granted 191,500 stock options to certain employees with an exercise price of $0.01 per share. The right to exercise the options vests and they become exercisable only when the average trading price of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     When it is probable that the five-day stock price target will be attained (the "measurement date"), the Company will recognize compensation expense for the difference between the quoted market price of the stock at this measurement date less the $0.01 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2001; therefore, no compensation expense has been recorded for these options.

     On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $1.625 per share (the closing market price on the date of grant). The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

     On April 6, 2001, the Company granted 190,000 stock options to the Chief Executive Officer of the Company. Of these options, 100,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 90,000 stock options were issued under the same terms as those issued on October 31, 2000.

     Other

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order. Discovery is currently underway.

     On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997.

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

     The Company is a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company ("Energy Drilling"), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys' fees and costs. In January 2001, the District Court judge ruled against the Company on two of three claims filed in this case with damages left undetermined. This ruling is being appealed to the U.S. Fifth Circuit Court of Appeals. In the event the Company does not prevail in the appeal, legal counsel has advised that any resulting damages owed would be covered by insurance.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company is a defendant in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters.

     The Company was a defendant in a lawsuit brought by Charles Strickland, employee of BJ Services, Inc., on September 30, 1999. The suit claimed damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company. The judge ruled in favor of the Company at the trial that was held March 8, 2001.

     The Company was a defendant among several co-defendants in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. This case was settled and all claims dismissed in February 2001. All defense costs and the settlement amount were covered by the Company's insurance.

     The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Discovery is currently underway.

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

(8)  Non-Cash Activities

     In February 2000, 43,500 restricted shares of Common Stock issued pursuant to the 1997 Plan vested. In connection therewith, the Company recognized compensation expense of approximately $60,000 for the quarter ended March 31, 2000. In February 2001 and 2000, 34,595 and 37,210 shares, respectively, of the Company's Common Stock were issued to the Company's 401(K) Savings Plan as an employer matching contribution. For the quarter ended March 31, 2001, the Company recognized $1.4 million of other current liabilities and other comprehensive income (loss) under the provisions of SFAS No. 133. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

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

Results of Operations

     The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2001         2000
                                                       -------     -------
Production volumes:
   Crude oil and condensate (MBbls)                       36.3        47.2
   Natural gas (MMcf)                                  1,082.0     1,642.0
   Natural gas equivalent (MMcfe)                      1,300.3     1,925.2

Revenues:
   Crude oil and condensate                        $     915   $   1,093
   Natural gas                                         5,577       4,417

Operating expenses:
   Lease operating expenses and production taxes   $     939   $     458
   Depletion, depreciation and amortization            4,187       4,371
   General and administrative                            561         591

Interest expense                                   $     257   $     848

Net income (loss)                                  $     396   $    (438)

Average sales prices:
   Crude oil and condensate ($ per Bbl)            $   25.21   $   23.16
   Natural gas ($ per Mcf)                              5.15        2.69
   Natural gas equivalent ($ per Mcfe)                  4.99        2.86

Average Costs ($ per Mcfe):
   Lease operating expenses and production taxes   $    0.72    $   0.24
   Depletion, depreciation and amortization             3.22        2.27
   General and administrative                           0.43        0.31

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)

     Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

     Oil and natural gas revenues for the three months ended March 31, 2001 increased 18% to $6.5 million from $5.5 million for the comparable period in the prior year. The revenues for the three months ended March 31, 2001 and 2000 include approximately $(2.2) million and $0.06 million of hedging gains (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Production volumes for the three months ended March 31, 2001 decreased 32% to 1,300.3 Mmcfe from 1,925.2 MMcfe for the comparable period of the prior year. This decrease is attributable to the declining production curve of the Company's Mississippi Salt Basin properties. The declining production curve for the Mississippi Salt Basin properties is due to the combined effect of: 1) the Salt Basin wells tend to be prolific producers, but have relatively short lives (5-7 years); 2) for 1999 and the first half of 2000, the Company used a significant portion of its operational cash flow to pay down bank debt thereby limiting the Company's drilling activities during this period;
3) the length of time to drill a typical Hosston well in the Salt Basin runs 5-7 months from spud date to on-line date; 4) the Company's recent drilling success rate in the Salt Basin was less than expected; and 5) along with the rapid rise in commodity prices in 2000 and 2001, the availability of drilling rigs has hampered the Company's ability to get new wells drilled, add production and increase reserves. The Company has budgeted $10.0 million of capital spending from 2001 operational cash flow to work towards reversing its declining production trend. The Company has taken steps in 2001 to diversify its exploration activities and reserve base by acquiring approximately 45,000 gross acres (27,900 net to the Company) in the Illinois Basin to explore for shallow coal bed methane natural gas reserves. The Company is also pursuing the acquisition of strategic production packages that would help boost its daily production rates, proved reserves and operational cash flow. Average realized oil prices increased 9% to $25.21 per barrel from $23.16 per barrel experienced during the comparable period of 2000. Realized natural gas prices for the three months ended March 31, 2001 increased 91% to $5.15 per Mcf from $2.69 per Mcf for the comparable period of the prior year.

     Lease operating expenses ("LOE") and production taxes for the three months ended March 31, 2001 increased 105% to $0.9 million from $0.5 million for the comparable period in the prior year. LOE was unchanged in 2001 compared to 2000 as additional well re-work costs in 2000 were offset by compressor rental charges in 2001. Production taxes increased $0.4 million in 2001 compared to 2000 due to the phase-out of the Company's exemption from the 6% State of Mississippi production tax that occurred in June 2000 when the oil and gas commodity prices exceeded the price ceilings established by the applicable state statute.

     Depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2001 decreased 4% to $4.2 million from $4.4 million for the comparable period in the prior year.

     General and administrative expenses for the three months ended March 31, 2001 were unchanged from $0.6 million for the comparable period in the prior year. The Company expects general and administrative expenses to continue at or below the current level for the remaining quarters of 2001.

     Interest expense for the three months ended March 31, 2001 decreased 70% to $0.3 million from $0.8 million for the comparable period in the prior year. This decrease is attributable to: 1) a $14.4 million decrease in the outstanding credit facility balance at March 31, 2001 compared to March 31, 2000; 2) a $1.5 million decrease in the AHC note balance; 3) a $1.0 million decrease in the Veritas note balance; and 4) lower interest rates associated with the new Bank One credit facility and the re-negotiated rate on the amended Veritas note.

     Net income for the three months ended March 31, 2001 increased to $0.4 million from a net loss of $(0.4) million for the comparable period in the prior year, as a result of the factors described above.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


Liquidity and Capital Resources

 Liquidity

     The Company's primary source of liquidity is cash generated from operations. Net cash provided by operating activities was $4.0 million and $1.4 million for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash provided in 2001 compared to 2000 was primarily attributable to improved operating results because of the significantly increased commodity prices and reduced interest charges in 2001.

     Net cash used in investing activities was $3.1 million and $1.6 million for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash used in 2001 compared to 2000 was due to a $1.5 million increase in exploration and development expenditures.

     Net cash used in financing activities was $2.4 million and $2.3 million for the quarters ended March 31, 2001 and 2000, respectively. Cash used in financing activities for both years was primarily used to pay down debt.

 Capital Resources

     Historically, the Company's primary sources of capital have been funds generated by operations, and borrowings under bank credit facilities.

     On July 19, 2000, the Company entered into a new senior credit facility with Bank One, which replaced its existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company's option. The Company's obligations under the credit facility are secured by a lien on all of its real and personal property. The new credit facility required the Company to make monthly principal payments of $500,000 from August 1, 2000 until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of December 31, 2000 is $9.0 million, less the amount due AHC in 2001. The next scheduled borrowing base re-determination with Bank One is in July 2001. At March 31, 2001, the outstanding debt balance under the Company's credit facility with Bank One was $5.0 million.

     The Bank One credit facility includes certain negative covenants that impose restrictions on us with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation.

     On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas, for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)

     On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related.

     Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of March 31, 2001, the Company has only recognized interest expense on the outstanding Veritas note at 9 3/4% since it is believed that the principal balance will be paid in full by December 31, 2001. Interest accrues at the reduced rate from and after October 15, 2000 and is payable commencing April 15, 2001 and continuing on each October 15 and April 15 until principal is paid in full. Interest was required to be paid in warrants under the terms of the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. The April 15, 2001 interest payment of approximately $187,000 was made in cash.

     Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at March 31, 2001 with the entire balance classified as long-term debt in the accompanying financial statements.

     Any additional proceeds derived by the Company from the exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock.

     In connection with the closing of the AHC property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC Note"). The Company had obtained a six-month extension of the $1.0 million payment due AHC from February 2000 to August 2000. This payment was made on August 3, 2000. Also, the $1.5 million payment due February 2001 has been divided into three quarterly installments of $500,000 each, payable commencing February 2001. Principal payments made subsequent to the original February 2001 due date are subject to a 12% per annum interest charge. At March 31, 2001, the outstanding AHC Note balance was $1.0 million.

     Refer to Note 5 of the Consolidated Financial Statements for further information regarding capital resources, specifically the Guardian and Eagle transactions that were completed in 2000.

     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     At March 31, 2001, the Company had a working capital deficit of $2.5 million (excluding the current portion of long-term debt). Approximately $1.4 million of this deficit represents the deferred liability for unrealized hedge losses assuming all outstanding hedge contracts had settled on March 31, 2001, see Note 1 of the Consolidated Financial Statements for further discussion. Management plans to meet these working capital requirements from operational cash flow.

     The Company anticipates 2001 capital expenditures will be approximately $10.0 million. Capital expenditures will be used to fund drilling and development activities, the acquisition of additional seismic data and processing and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the quarter ended March 31, 2001 were approximately $3.1 million. The Company intends to fund its 2001 budgeted capital expenditures through operational cash flow.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. A return to the significantly depressed oil and gas prices experienced in 1998 and early 1999, as compared to historical averages, would likely have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

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

Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2001 and 2000, the Company realized approximately $(2.2) million and $0.06 million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the three months ended March 31, 2001 and 2000, the Company had hedged 69% and 47%, respectively, of its oil and natural gas production, and as of March 31, 2001, the Company had 1.1 Bcf of open natural gas contracts for the months of April 2001 through December 2001.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


     Market Risk Information

     The market risk inherent in the Company's derivatives is the potential loss arising from adverse changes in commodity prices. The prices of natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by the market fluctuations, the Company's policy is to hedge (through the use of derivatives) future production. Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of natural gas.

Effects of Inflation and Changes in Price

     Crude oil and natural gas commodity prices have been volatile and unpredictable during 2001 and 2000. The wide fluctuations that have occurred during these periods have had a significant impact on the Company's results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order. Discovery is currently underway.

     On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997.

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

     The Company has been named as a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company ("Energy Drilling"), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys' fees and costs. In January 2001, the District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling is being appealed to the U.S. Fifth Circuit Court of Appeals. In the event the Company does not prevail in the appeal, legal counsel has advised that any resulting damages owed would be covered by insurance.

     The Company is a defendant in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters.

     The Company was a defendant in a lawsuit brought by Charles Strickland, employee of BJ Services, Inc., on September 30, 1999. The suit claimed damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company. The judge ruled in favor of the Company at the trial that was held March 8, 2001.

     The Company was a defendant among several co-defendants in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased care, comfort, society and support. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. This case was settled and all claims dismissed in February 2001. All defense costs and the settlement amount were covered by the Company's insurance.

     The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Discovery is currently underway.

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

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:


   Exhibit No.                 Description
   -----------                 -----------

     2.1(a) Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil
                Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     2.1(b) First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration
                Statement on Form S-1 (333- 40383), and here incorporated by reference.

     3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

----------
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MILLER EXPLORATION COMPANY



Date: May 11, 2001          By: /s/ Deanna L. Cannon
                                --------------------------
                                    Deanna L. Cannon
                                    Vice President-Finance and Secretary
                                   (Principal Accounting and Financial Officer)

                               EXHIBIT INDEX


   Exhibit No.                 Description
   -----------                 -----------

     2.1(a) Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil
                Corporation. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     2.1(b) First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

     3.1 Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Registration
                Statement on Form S-1 (333- 40383), and here incorporated by reference.

     3.2 Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

----------