Form 10-Q
period 2001-06-30
MILLER EXPLORATION CO
filed 2001-08-13
CIK 1048740

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended            Commission File Number
                June 30, 2001                       0-23431


                          MILLER EXPLORATION COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                        38-3379776
       (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

            3104 Logan Valley Road
           Traverse City, Michigan                49685-0348
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

                       Yes  X            No _____
                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at
               Class                      August 13, 2001
               -----                      ---------------

    Common stock, $.01 par value         19,478,853 shares

================================================================================

                          MILLER EXPLORATION COMPANY

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..........................................   3

        Consolidated Statements of Operations--
        Three Months and Six Months Ended June 30, 2001 and 2000......   3

        Consolidated Balance Sheets--
        June 30, 2001 and December 31, 2000...........................   4

        Consolidated Statement of Equity--
        Six Months Ended June 30, 2001................................   5

        Consolidated Statements of Cash Flows--
        Six Months Ended June 30, 2001 and 2000.......................   6

        Notes to Consolidated Financial Statements....................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................   15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................   23

Item 2. Changes in Securities.........................................   24

Item 3. Defaults Upon Senior Securities...............................   24

Item 4. Submission of Matters to a Vote of Security Holders...........   24

Item 5. Other Information.............................................   24

Item 6. Exhibits and Reports on Form 8-K..............................   24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                    For the Three Months    For the Six Months
                                                        Ended June 30,        Ended June 30,
                                                    --------------------    ------------------
                                                      2001        2000        2001      2000
                                                    --------    --------    --------  --------
REVENUES:
  Natural gas....................................    $ 3,800      $4,924     $ 9,377   $ 9,341
  Crude oil and condensate.......................        910       1,422       1,825     2,515
  Other operating revenues.......................         72         123         169       336
                                                     -------      ------     -------   -------
     Total operating revenues....................      4,782       6,469      11,371    12,192
                                                     -------      ------     -------   -------
OPERATING EXPENSES:
  Lease operating expenses and production taxes..        824         557       1,763     1,015
  Depreciation, depletion and amortization.......      3,525       4,415       7,712     8,786
  General and administrative.....................        514         633       1,076     1,342
  Cost ceiling writedown.........................      7,500          --       7,500        --
                                                     -------      ------     -------   -------
     Total operating expenses....................     12,363       5,605      18,051    11,143
                                                     -------      ------     -------   -------

OPERATING INCOME (LOSS)..........................     (7,581)        864      (6,680)    1,049
                                                     -------      ------     -------   -------

INTEREST EXPENSE.................................       (331)       (818)       (588)   (1,667)
                                                     -------      ------     -------   -------

INCOME (LOSS) BEFORE INCOME TAXES................     (7,912)         46      (7,268)     (618)
                                                     -------      ------     -------   -------

INCOME TAX PROVISION (CREDIT)....................       (169)         16          79      (210)
                                                     -------      ------     -------   -------

NET INCOME (LOSS)................................    $(7,743)     $   30     $(7,347)  $  (408)
                                                     =======      ======     =======   =======

EARNINGS (LOSS) PER SHARE (Note 3)
  Basic..........................................     $(0.40)      $0.00      $(0.38)   $(0.03)
                                                     =======      ======     =======   =======
  Diluted........................................     $(0.40)      $0.00      $(0.38)   $(0.03)
                                                     =======      ======     =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                    As of June 30,   As of December 31,
                                                                         2001               2000
                                                                   ---------------   ------------------
                                                                     (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents.......................................       $     264        $  2,292
  Restricted cash (Note 2)........................................              --              69
  Accounts receivable.............................................           2,623           4,474
  Inventories, prepaids and other current assets..................           1,536             316
                                                                         ---------        --------
   Total current assets...........................................           4,423           7,151
                                                                         ---------        --------

OIL AND GAS PROPERTIES--at cost (full cost method):
  Proved oil and gas properties...................................         137,574         131,872
  Unproved oil and gas properties.................................          16,526          16,109
  Less-Accumulated depreciation, depletion and amortization.......        (111,039)        (95,948)
                                                                         ---------        --------
   Net oil and gas properties.....................................          43,061          52,033
                                                                         ---------        --------

OTHER ASSETS......................................................             583             694
                                                                         ---------        --------
   Total assets...................................................       $  48,067        $ 59,878
                                                                         =========        ========

   LIABILITIES AND EQUITY
   -----------------------

CURRENT LIABILITIES:
  Current portion of long-term debt...............................       $     563        $  1,034
  Accounts payable................................................           3,435           3,572
  Accrued expenses and other current liabilities..................           5,148           3,928
                                                                         ---------        --------
   Total current liabilities......................................           9,146           8,534
                                                                         ---------        --------

LONG-TERM DEBT....................................................           5,696          11,196

DEFERRED INCOME TAXES.............................................           6,281           6,202

DEFERRED REVENUE..................................................               3              20

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
  Other comprehensive income (loss)...............................             346              --
  Common stock warrants, 15,694,248 outstanding at
   June 30, 2001 and December 31, 2000............................           1,555           1,759
  Preferred stock, $0.01 par value; 2,000,000 shares authorized;
   none outstanding...............................................              --              --
  Common stock, $0.01 par value; 40,000,000 shares
   authorized; 19,478,853 shares and 19,302,254 shares
   outstanding at June 30, 2001 and December 31, 2000,
   respectively...................................................             195             193
  Additional paid in capital......................................          76,788          76,570
  Retained deficit................................................         (51,943)        (44,596)
                                                                         ---------        --------
   Total equity...................................................          26,941          33,926
                                                                         ---------        --------
   Total liabilities and equity...................................       $  48,067        $ 59,878
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

                          MILLER EXPLORATION COMPANY
                       CONSOLIDATED STATEMENT OF EQUITY
                                (In thousands)
                                  (Unaudited)


                                           Other
                                       Comprehensive    Common                         Additional
                                          Income        Stock     Preferred   Common    Paid In    Retained
                                          (Loss)       Warrants     Stock     Stock     Capital    Deficit
                                      -----------     --------   ----------   ------  ----------  ---------

BALANCE-December 31, 2000             $        --     $  1,759   $       --   $  193  $   76,570  $ (44,596)

 Issuance of benefit plan shares                            --           --        1          80         --
 Issuance of non-employee
  directors' shares                            --           --           --        1         138         --
 Change in value of warrants issued
  to Veritas DGC Land, Inc.                    --         (204)          --       --          --         --
 Adoption of new accounting
  standard (Note 1)                        (5,685)          --           --       --          --         --
 Change in unrealized gains
  (losses)                                  6,031           --           --       --          --         --
 Net loss                                      --           --           --       --          --     (7,347)
                                      -----------     --------   ----------   ------  ----------  ---------

BALANCE-June 30, 2001                 $       346     $  1,555   $       --   $  195  $   76,788  $ (51,943)
                                      ===========     ========   ==========   ======  ==========  =========


Disclosure of Comprehensive Income:
----------------------------------
                                                               For the Six Months Ended June 30,
                                                                    2001               2000
                                                                 ----------          -----------

 Net loss                                                        $   (7,347)         $      (408)
 Other comprehensive income                                             346                   --
                                                                 ----------          -----------

  Total comprehensive income (loss)                              $   (7,001)         $      (408)
                                                                 ==========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                    2001            2000
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................  $ (7,347)       $   (408)
  Adjustments to reconcile net loss to net cash from
    operating activities--
      Cost ceiling writedown....................................     7,500              --
      Depletion, depreciation and amortization..................     7,712           8,786
      Deferred income taxes.....................................        79            (210)
      Warrants and stock compensation...........................        16             552
      Deferred revenue..........................................       (17)            (17)
      Changes in assets and liabilities--
        Restricted cash.........................................        69           1,044
        Accounts receivable.....................................     1,851            (818)
        Other assets............................................      (879)           (410)
        Accounts payable........................................      (137)         (1,603)
        Accrued expenses and other current liabilities..........     1,221          (2,794)
                                                                  --------        --------
           Net cash flows provided by operating activities......    10,068           4,122
                                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures......................    (6,120)         (2,930)
  Proceeds from sale of oil and gas properties and purchases of
    equipment, net..............................................        (5)            947
                                                                  --------        --------
           Net cash flows used in investing activities..........    (6,125)         (1,983)
                                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal.........................................   (11,635)         (5,602)
  Borrowing on long-term debt...................................     5,664             139
                                                                  --------        --------
           Net cash flows used in financing activities..........    (5,971)         (5,463)
                                                                  --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................    (2,028)         (3,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD............     2,292           3,712
                                                                  --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE  PERIOD.................  $    264        $    388
                                                                  ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest......................  $    603        $  1,280
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

       Nature of Operations

       The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in the Mississippi Salt Basin.

       Oil and Gas Properties

       SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings. Using unescalated period-end prices at June 30, 2001, of $3.28 per Mcf of natural gas and $25.55 per barrel of oil, the Company has recognized a $7.5 million non-cash cost ceiling writedown, (for further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company did not have any such charges against earnings during the six-months ended June 30, 2000.

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

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

       Certain financial derivative contracts used to hedge the price risk on future production qualify under the provisions of SFAS No. 133 as cash flow hedges. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The impact on January 1, 2001, of adopting SFAS No. 133 increased liabilities by approximately $5.7 million with a corresponding decrease in other comprehensive income (loss) in the Consolidated Statement of Equity since the contracts outstanding on that date met the specific hedge accounting criteria. Several of the contracts that were outstanding on January 1, 2001, have been settled in the first two quarters of 2001 (with any hedge gains or losses being realized at the time of production). The fair value of remaining financial derivative contracts at June 30, 2001 is approximately $0.4 million. This amount is reflected in other current assets in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income (loss).

       Reclassifications

       Certain reclassifications have been made to prior period statements to conform with the June 30, 2001 presentation.

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

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)    Earnings Per Share

       The computation of earnings (loss) per share for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands, except per share data):


                                                                   Three Months         Six Months
                                                                  Ended June 30,      Ended June 30,
                                                                  2001      2000      2001      2000
                                                                --------  --------  --------  --------
  Net income (loss) attributable to
     basic and diluted EPS...................................   $ (7,743) $     30  $ (7,347) $   (408)

  Average common shares outstanding
     applicable to basic EPS.................................     19,446    12,704    19,405    12,702
  Add:  stock options, treasury shares and restricted stock..         --        --        --        --
                                                                --------   -------  --------  --------
  Average common shares outstanding
     applicable to diluted EPS...............................     19,446    12,704    19,405    12,702

  Earnings (loss) per share:
     Basic...................................................   $  (0.40) $   0.00  $  (0.38) $  (0.03)
     Diluted.................................................   $  (0.40) $   0.00  $  (0.38) $  (0.03)

     Options and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

(4)    Long-Term Debt

       Bank Debt

       On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced its prior credit facility with Bank of Montreal, Houston Agency. The credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% , at the Company's option. Under the credit facility the Company was required to make monthly payments of $500,000 from August 1, 2000, until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of August 1, 2001 is $7.5 million, less the $0.5 million due Amerada Hess Corporation ("AHC") in 2001. The borrowing base will be reduced by $0.5 million per month until the next re-determination scheduled for January 1, 2002. The outstanding Bank One credit facility balance is $2.0 million at June 30, 2001.

       The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the loss created by the $7.5 million cost ceiling writedown, the minimum tangible net worth covenant as defined by the credit facility agreement will be amended to $24.0 million, pursuant to a waiver obtained from Bank One. The obligations under the credit facility are secured by a lien on all of the Company's real and personal property.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Other

     On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. ("Veritas"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

     On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of Common Stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas note. The Warrants Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related.

          Under the terms of the amended note and Warrant Agreement, the maturity of the Veritas note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of June 30, 2001, the Company cannot assure that the principal balance will be paid in full by December 31, 2001, therefore the Company has accrued additional interest of approximately $107,000 at the marginal 4% rate for the period October 15, 2000 to date. Interest accrues and is payable on each October 15 and April 15 until principal is paid in full. Interest is required to be paid in warrants under the terms of the Warrant Agreement until the Company is in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. The April 15, 2001, interest payment of approximately $187,000 was made in cash.

     Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas at June 30, 2001, is $3.7 million, with the entire balance classified as long-term debt in the accompanying financial statements.

     Any additional proceeds derived by the Company from the exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

     In connection with the closing of the Amerada Hess Corporation "AHC" property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC (the "AHC note") totalling $2.5 million.

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

At June 30, 2001, the outstanding AHC note balance was $0.5 million and presently bears interest at 12%.

     The Company's long-term debt consisted of the following as of June 30, 2001 (in thousands):

     Bank One credit facility                   $ 2,000
     Veritas note                                 3,696
     AHC note                                       500
     Other                                           63
                                                -------
       Total                                      6,259
     Less current portion of long-term debt        (563)
                                                -------
                                                $ 5,696
                                                =======

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

     On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. ("Eagle") an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of Common Stock. This transaction with Eagle also was approved by the Company's stockholders at the December 7, 2000 meeting.

     Common Stock Warrants

     As of June 30, 2001, the Company has the following Common Stock warrants outstanding:

     Warrants                          Exercise Price  Expiration Date
     --------                          --------------  ---------------

       2,343,750 shares.............       $1.35       December 7, 2001
       3,750,000 shares.............        2.50       December 7, 2002
       600,498 shares...............        0.01       July 21, 2004
       9,000,000 shares.............        3.00       December 7, 2004

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(6)  Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices (see Note 1). The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2001 and 2000, the Company realized approximately $(2.7) million and $(0.4) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the six months ended June 30, 2001 and 2000, the Company had hedged 58% and 40%, respectively, of its oil and natural gas production, and as of June 30, 2001, the Company had 0.6 Bcf of open natural gas contracts for the months of July 2001 through December 2001.

(7)  Commitments and Contingencies

     Stock-Based Compensation

     During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and full-time employees of the Company and its subsidiary. A maximum of 2.4 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan. In February 2000, 43,500 restricted shares of stock issued pursuant to the 1997 Plan vested and the Company recognized compensation expense of approximately $60,000.

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

     Other

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims for relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order. Discovery is currently underway.

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

                          MILLER EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The Company is a defendant in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a DNR approved plan, site remediation has been completed and periodic testing is being performed.

     The Company was a defendant in a lawsuit brought by Charles Strickland, employee of BJ Services, Inc., on September 30, 1999. The suit claimed damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company. The judge ruled in favor of the Company at the trial that was held March 8, 2001 and the date for filing an appeal has now passed.

     The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Discovery is currently underway.

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

     Additionally, in the normal course of business, the Company may be a party to certain other lawsuits and administrative proceedings. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations.

(8)  Non-Cash Activities

     In February 2000, 43,500 restricted shares of Common Stock were issued pursuant to the 1997 Plan vested. In connection therewith, the Company recognized compensation expense of approximately $60,000 for the six months ended June 30, 2000. In June and February 2001, and June and February 2000, 35,612, 34,595, 12,329, and 37,210 shares, respectively, of the Company's Common Stock were issued to the Company's 401(K) Savings Plan as an employer matching contribution. In February 2001, 106,292 shares of the Company's Common Stock were issued as payment of director fees, pursuant to the Equity Compensation Plan for Non-Employee Directors.

     For the six-months ended June 30, 2001, the Company recognized approximately $0.4 million of other current assets and other comprehensive income under the provisions of SFAS No. 133. All of these non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Overview

     The Company is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects primarily in the Mississippi Salt Basin.

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

     Securities and Exchange Commission ("SEC") Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings. Using unescalated period-end prices of $3.28 per Mcf of natural gas and $25.55 per barrel of oil, the Company has recognized a $7.5 million non-cash cost ceiling writedown. Based on the Company's experience as an operator in the Mississippi Salt Basin and past and present dealings therein, it is management's belief that the fair market value of its unproved properties is significantly greater than the associated historical cost which represents a significant component of the full cost ceiling test computation.

     The primary reason for the writedown is attributable to the fact that the Company's drilling success rate and estimated reserves discovered per well over the past few years has been lower than expected. Adding to this is the fact that during 1999 and much of 2000, the Company had a primary objective of reducing debt, which correspondingly led to reduced drilling activities. Long-term debt was reduced from $42.0 million at December 31, 1998 to $6.2 million at June 30, 2001. To accomplish this substantial reduction in debt, the Company sold down its interest in many undeveloped prospects and dedicated a significant portion of operational cash flow to debt service. This resulted in fewer wells being drilled and at a lower average working interest. These factors have made it difficult for the Company to replace the depleting reserves associated with the prolific, high working interest, yet typical short reserve life of the Company's Mississippi Salt Basin wells. The Company is addressing the issue of short reserve lives by diversifying its exploration efforts into shallow, long-lived reserve plays in the Blackfeet Indian Reservation and the coal bed methane project in the Illinois Basin.

     The Company has had recent success with the Thoth #1 and Parker #1 wells which were placed on line in July 2001. For the purpose of the cost ceiling test, the Company has discounted the reserve addition for these two wells until further production data is available.


Results of Operations

     The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)

                                                        Three Months         Six Months
                                                       Ended June 30,      Ended June 30,
                                                     ------------------  ------------------
                                                       2001      2000      2001      2000
                                                     --------    ------  --------    ------
Production volumes:
    Crude oil and condensate (MBbls)                       38        57        75       104
    Natural gas (MMcf)                                    872     1,506     1,954     3,148
    Natural gas equivalent (MMcfe)                      1,100     1,848     2,404     3,773

Revenues:
    Crude oil and condensate                         $    910    $1,422  $  1,825    $2,515
    Natural gas                                         3,800     4,924     9,377     9,341

Operating expenses:
    Lease operating expenses and production taxes    $    824    $  557  $  1,763    $1,015
    Depletion, depreciation and amortization            3,525     4,415     7,712     8,786
    General and administrative                            514       633     1,076     1,342
    Cost ceiling writedown                              7,500        --     7,500        --

Interest expense                                     $    331    $  818  $    588    $1,667

Net income (loss)                                    $ (7,743)   $   30  $ (7,347)   $ (408)

Average sales prices:
    Crude oil and condensate ($ per Bbl)             $  23.95    $24.95  $  24.33    $24.18
    Natural gas ($ per Mcf)                              4.36      3.27      4.80      2.99
    Natural gas equivalent ($ per Mcfe)                  4.28      3.43      4.66      3.14

Average Costs ($ per Mcfe):
    Lease operating expenses and production taxes    $   0.75    $ 0.30  $   0.73    $ 0.27
    Depletion, depreciation and amortization             3.20      2.39      3.21      2.33
    General and administrative                           0.47      0.34      0.45      0.36


     Three Months Ended June 30, 2001 compared to Three Months Ended June 30,
2000

     Oil and natural gas revenues for the three months ended June 30, 2001 decreased 26% to $4.7 million from $6.3 million for the comparable period in the prior year. The revenues for the three months ended June 30, 2001 and 2000 include approximately $(0.4) million and $(0.4) million of hedging (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Production volumes for the three months ended June 30, 2001 decreased 40% to 1,100 MMcfe from 1,848 MMcfe for the comparable period of the prior year. This decrease is attributable to the declining production of the Company's Mississippi Salt Basin properties. The declining production is due to the combined effect of the following factors: 1) Mississippi Salt Basin wells tend to be prolific producers, which are produced rapidly over relatively short lives (5-7 years); 2) the Company's drilling success rate and the production rates of new discoveries over the past few years has been lower than expected, and 3) during 1999 and much of 2000, the Company sold down its working interest in many undeveloped prospects and used a significant portion of its operational cash flow to pay down bank debt thereby limiting the Company's drilling activities during this period. The Company has budgeted $10.0 million of capital spending to be largely funded from 2001 operational cash flow which will hopefully help in reversing the declining production trend. The Company has

          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)

taken steps in 2001 to diversify its exploration activities and reserve base by acquiring approximately 50,000 gross acres (31,500 net to the Company) in the Illinois Basin to explore for shallow coal bed methane natural gas reserves. The Company is also pursuing the acquisition of strategic production packages that would help boost its daily production rates, proved reserves and operational cash flow. Average realized oil prices decreased 4% to $23.95 per barrel from $24.95 per barrel experienced during the comparable period of 2000. Realized natural gas prices for the three months ended June 30, 2001 increased 33% to $4.36 per Mcf from $3.27 per Mcf for the comparable period of the prior year.

     Lease operating expenses ("LOE") and production taxes for the three months ended June 30, 2001 increased 48% to $0.8 million from $0.6 million for the comparable period in the prior year. LOE for the three months ended June 30, 2001 increased 20% to $0.6 million from $0.5 million for the comparable period in the prior year. This is due to the fact that the current quarter has compressor rental charges for the full quarter compared to 2000 when the compressors were being installed, therefore resulting in rental charges only for a portion of the quarter. Production taxes for the three months ended June 30, 2001 increased 100% to $0.2 million from $0.1 million for the comparable period in the prior year due to the phase out of the Company's exemption from the 6% State of Mississippi production tax that occurred in June 2000 when the average oil and gas commodity prices in Mississippi exceeded the established price ceilings.

     Depletion, depreciation and amortization ("DD&A") expense for the three months ended June 30, 2001 decreased 20% to $3.5 million from $4.4 million for the comparable period in the prior year primarily as a result of lower production volumes.

     General and administrative expenses for the three months ended June 30, 2001 decreased 19% to $0.5 million from $0.6 million for the comparable period in the prior year due to continued efforts to control costs.

     A non-cash cost ceiling writedown of $7.5 million was recognized by the Company in June 2001 as previously discussed.

     Interest expense for the three months ended June 30, 2001 decreased 60% to $0.3 million from $0.8 million for the comparable period in the prior year. This decrease is attributable to: 1) a $14.4 million decrease in the outstanding credit facility balance at June 30, 2001 compared to June 30, 2000; 2) a $2.0 million decrease in the AHC note balance; 3) a $1.0 million decrease in the Veritas note balance; and 4) a lower interest rate associated with the new Bank One credit facility.

     Net income (loss) for the three months ended June 30, 2001 decreased to $(7.7) million from $0.03 million for the comparable period in the prior year, as a result of the factors described above.

     Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

     Oil and natural gas revenues for the six months ended June 30, 2001 decreased 6% to $11.2 million from $11.9 million for the comparable period in the prior year. The revenues for the six months ended June 30, 2001 and 2000 include approximately $(2.7) million and $(0.4) million of hedging (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Production volumes for the six months ended June 30, 2001, decreased 36% to 2,404 MMcfe from 3,773 MMcfe for the comparable period in the prior year. This decrease is attributable to the declining production associated with the Company's Mississippi Salt Basin

          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


properties. The declining production is due to the combined effect of the following factors: 1) Mississippi Salt Basin wells tend to be prolific producers, but have relatively short lives (5-7 years); 2) the Company's drilling success rate and the production rate of new discoveries over the past few years has been lower than expected; and 3) during 1999 and much of 2000, the Company sold down its working interest in many undeveloped prospects and used a significant portion of its operational cash flow to pay down bank debt thereby limiting the Company's drilling activities during this period; 3). Average realized oil prices increased less than 1% to $24.33 per barrel from $24.18 per barrel for the six months ended June 30, 2001 compared to the same period in the prior year. Realized natural gas prices increased 61% to $4.80 per Mcf from $2.99 per Mcf for the comparable period of the prior year.

     Lease operating expenses ("LOE") and production taxes for the six months ended June 30, 2001 increased 74% to $1.8 million from $1.0 million for the comparable period in the prior year. LOE for the six months ended June 30, 2001 increased 25% to $1.0 million from $0.8 million for the comparable period in the prior year. This increase is primarily attributable to the fact that substantially all Company operated wells had compressor rental costs for all of 2001 compared to only a part of 2000 when the equipment was originally installed. Production taxes for the six months ended June 30, 2001 increased 300% to $0.8 million from $0.2 million for the comparable period in the prior year due to the phase-out of the Company's exemption from the 6% State of Mississippi production tax that occurred in June 2000 when the average oil and gas commodity prices in Mississippi exceeded the established price ceiling.

     DD&A expense for the six months ended June 30, 2001 decreased 12% to $7.7 million from $8.8 million for the comparable period in the prior year primarily as a result of lower production volumes.

     General and administrative expenses for the six months ended June 30, 2001 decreased 20% to $1.1 million from $1.3 million for the comparable period of the prior year. The decrease is primarily attributable to a reduction in compensation and related employee benefits due to the reduced staff level in 2001 compared to 2000 and continued efforts to control costs.

     A non-cash cost ceiling writedown of $7.5 million was recognized by the Company in June 2001 as previously discussed.

     Interest expense for the six months ended June 30, 2001 decreased 65% to $0.6 million from $1.7 million for the comparable period of the prior year. This decrease is attributable to: 1) a $14.4 million decrease in the outstanding credit facility balance at June 30, 2001, compared to June 30, 2000; 2) a $2.0 million decrease in the AHC note balance; 3) a $1.0 million decrease in the Veritas note balance; and 4) a lower interest rate associated with the new Bank One credit facility.

     Net loss for the six months ended June 30, 2001, increased to $(7.3) million from $(0.4) million for the comparable period in the prior year, as a result of the factors described above.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
                                  (Continued)

Liquidity and Capital Resources

 Liquidity

     The Company's primary source of liquidity is cash generated from operations. Net cash provided by operating activities was $10.1 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash provided in 2001 compared to 2000 was primarily attributable to improved operating results because of the significantly increased commodity prices and reduced interest charges in 2001.

     Net cash used in investing activities was $6.1 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in 2001 compared to 2000 was primarily due to a $3.2 million increase in exploration and development expenditures.

     Net cash used in financing activities was $6.0 million and $5.5 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in financing activities for both years was primarily used to pay down debt.

 Capital Resources

     Historically, the Company's primary sources of capital have been funds generated by operations, and borrowings under bank credit facilities.

     On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced its previous credit facility with Bank of Montreal, Houston Agency. The credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company's option. The Company's obligations under the credit facility are secured by a lien on all of its real and personal property. The new credit facility required the Company to make monthly principal payments of $500,000 from August 1, 2000 until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of August 1, 2001 is $7.5 million, less the $0.5 million due AHC in 2001. The borrowing base will be reduced by $0.5 million per month until the next re-determination scheduled for January 1, 2002. At June 30, 2001, the outstanding debt balance under the Company's credit facility with Bank One was $2.0 million.

     The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the loss created by the $7.5 million cost ceiling writedown, the minimum tangible net worth covenant as defined by the credit facility agreement to $24.0 million, pursuant to a waiver obtained from Bank One. The obligations under the credit facility are secured by a lien on all of the Company's real and personal property.

     On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas, for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas note was originally due on April 15, 2001. On July 19, 2000, the note was amend ed as more fully described below.

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

     Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of June 30, 2001, the Company cannot assure that the principal balance will be paid in full by December 31, 2001, therefore the Company has accrued additional interest of approximately $107,000 at the marginal 4% rate for the period October 15, 2000 to date. Interest accrues and is payable on each October 15 and April 15 until principal is paid in full. Interest was required to be paid in warrants under the terms of the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. The April 15, 2001 interest payment of approximately $187,000 was made in cash.

     Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at June 30, 2001 with the entire balance classified as long-term debt in the accompanying financial statements.

     Any additional proceeds derived by the Company from the exercise of warrants issued or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock.

     In connection with the closing of the AHC property acquisition on February 9, 1998, the Company issued a non-interest bearing note payable to AHC totaling $2.5 million. At June 30, 2001, the outstanding AHC Note balance was $0.5 million and presently bears interest at 12%.

     Refer to Note 5 of the Consolidated Financial Statements for further information regarding capital resources, specifically the Guardian and Eagle transactions that were completed in 2000.

     At June 30, 2001, the Company had a working capital deficit of $4.2 million (excluding the current portion of long-term debt). The company uses its excess cash to pay down bank debt under the credit facility to help minimize interest expense. Management plans to meet these working capital requirements from operational cash flow and draws from the revolving credit facility.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
                                  (Continued)

     The Company anticipates 2001 capital expenditures will be approximately $10.0 million. Capital expenditures will be used to fund drilling and development activities, the acquisition of additional seismic data and processing and leasehold acquisitions and extensions in the Company's project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the six months ended June 30, 2001 were approximately $6.1 million. The Company intends to fund its 2001 budgeted capital expenditures largely through operational cash flow.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. The Company and industry as a whole continue to experience significant commodity price volatility. A return to the significantly depressed oil and gas prices experienced in 1998 and early 1999, as compared to historical averages, would likely have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

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

Effects of Inflation and Changes in Price

     Crude oil and natural gas commodity prices have been very volatile and unpredictable during 2001 and 2000. The wide fluctuations that have occurred during these periods have had a significant impact on the Company's results of operations, cash flow, liquidity, and budgetary planning. Recent rates of inflation have had a minimal effect on the Company.

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

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2001 and 2000, the Company realized approximately $(2.7)million and $(0.4)million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the six months ended June 30, 2001 and 2000, the Company had hedged 58% and 40%, respectively, of its oil and natural gas production, and as of June 30, 2001, the Company had 0.6 Bcf of open natural gas contracts for the months of July 2001 through December 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims for relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. The lawsuit is on file with the United States District Court for the District of Montana, Great Falls Division and is not subject to protective order. Discovery is currently underway.

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

     The Company is a defendant in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a DNR approved plan, site remediation has been completed and periodic testing is being performed.

     The Company was a defendant in a lawsuit brought by Charles Strickland, employee of BJ Services, Inc., on September 30, 1999. The suit claimed damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company. The judge ruled in favor of the Company at the trial that was held March 8, 2001 and the date for filing an appeal has now passed.

  The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Discovery is currently underway.

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

     Additionally, in the normal course of business, the Company may be a party to certain other lawsuits and administrative proceedings. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     At the May 25, 2001 Annual Meeting of Common Stockholders, the following nominee was elected to the Company's Board of Directors for a term of three years:

                Name             Votes For      Votes Withheld
          ----------------       ----------     --------------
          Martin G. Lagina       16,667,150        204,134

     Also at the May 25, 2001 Annual Meeting of the Common Stockholders, the following proposals were approved:

     . To amend the Company's 1999 Stock Option and Restricted Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 1,900,000 to 2,400,000.

               For         Against    Abstain    Votes Withheld
           ----------      -------    -------    --------------
           16,171,950      688,484    10,850           --

     . To amend the Company's Equity Compensation Plan for Non-Employee Directors to increase the number of authorized shares of common stock issuable under the plan from 320,000 to 600,000 and to provide that director fees be paid in stock only.

               For         Against    Abstain    Votes Withheld
           ----------      -------    -------    --------------
           16,316,101      547,483     7,700           --

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

_________________________

       (b)       Reports on Form 8-K. No reports on Form 8-K were filed during
                 -------------------
the fiscal quarter ended June 30, 2001.

                                  SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MILLER EXPLORATION COMPANY



Date: August 13, 2001           By: /s/ Deanna L. Cannon
                                    ---------------------------------------
                                    Deanna L. Cannon
                                    Vice President-Finance and Secretary
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

____________________