Form 10-Q
period 2001-09-30
MILLER EXPLORATION CO
filed 2001-11-14
CIK 1048740

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended          Commission File Number
                  September 30, 2001                    0-23431


                           MILLER EXPLORATION COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                             38-3379776
            (State or Other Jurisdiction of              (I.R.S. Employer
            Incorporation or Organization)              Identification No.)

                3104 Logan Valley Road
                Traverse City, Michigan                     49685-0348
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

                                    Yes  X          No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                           November 12, 2001
                  -----                           -----------------

      Common stock, $.01 par value                19,478,853  shares

================================================================================

                           MILLER EXPLORATION COMPANY

                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................   3

         Consolidated Statements of Operations--
         Three Months and Nine Months Ended September 30, 2001 and 2000 ...............................   3

         Consolidated Balance Sheets--
         September 30, 2001 and December 31, 2000......................................................   4

         Consolidated Statement of Equity--
         Nine Months Ended September 30, 2001..........................................................   5

         Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 2001 and 2000.................................................   6

         Notes to Consolidated Financial Statements....................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................  23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................  24

Item 2.  Changes in Securities.........................................................................  25

Item 3.  Defaults Upon Senior Securities...............................................................  25

Item 4.  Submission of Matters to a Vote of Security Holders...........................................  25

Item 5.  Other Information.............................................................................  25

Item 6.  Exhibits and Reports on Form 8-K..............................................................  25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        For the Three Months    For the Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
REVENUES:
     Natural gas .....................................  $  2,695    $  5,466    $ 12,072    $ 14,807
     Crude oil and condensate ........................       795       1,463       2,621       3,978
     Other operating revenues ........................        65         108         234         273
                                                        --------    --------    --------    --------
         Total operating revenues ....................     3,555       7,037      14,927      19,058
                                                        --------    --------    --------    --------
OPERATING EXPENSES:
     Lease operating expenses and production taxes ...       655         970       2,418       1,985
     Depreciation, depletion and amortization ........     2,793       4,235      10,505      13,021
     General and administrative ......................       383         427       1,459       1,598
     Cost ceiling writedown ..........................     1,000          --       8,500          --
                                                        --------    --------    --------    --------
         Total operating expenses ....................     4,831       5,632      22,882      16,604
                                                        --------    --------    --------    --------

OPERATING INCOME (LOSS) ..............................    (1,276)      1,405      (7,955)      2,454
                                                        --------    --------    --------    --------

INTEREST EXPENSE .....................................      (241)       (782)       (829)     (2,449)
                                                        --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES ....................    (1,517)        623      (8,784)          5
                                                        --------    --------    --------    --------

INCOME TAX PROVISION (CREDIT) ........................      (176)        212         (97)          2
                                                        --------    --------    --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..............    (1,341)        411      (8,687)          3

EXTRAORDINARY ITEM -
LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
LESS APPLICABLE INCOME TAXES .........................        --        (166)         --        (166)
                                                        --------    --------    --------    --------

NET INCOME (LOSS) ....................................  $ (1,341)   $    245    $ (8,687)   $   (163)
                                                        ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE (Note 3)
     Basic ...........................................  $  (0.07)   $   0.02    $  (0.45)   $  (0.01)
                                                        ========    ========    ========    ========
     Diluted .........................................  $  (0.07)   $   0.02    $  (0.45)   $  (0.01)
                                                        ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                As of September 30,    As of December 31,
                                                                                        2001                     2000
                                                                                -------------------    ------------------
                                                                                     (Unaudited)
                                      ASSETS
                                      ------
CURRENT ASSETS:
      Cash and cash equivalents ..............................................            $     262            $   2,292
      Restricted cash (Note 2) ...............................................                   --                   69
      Accounts receivable ....................................................                3,363                4,474
      Inventories, prepaids and other current assets .........................                1,007                  316
                                                                                          ---------            ---------
          Total current assets ...............................................                4,632                7,151
                                                                                          ---------            ---------

OIL AND GAS PROPERTIES--at cost (full cost method):
      Proved oil and gas properties ..........................................              138,979              131,872
      Unproved oil and gas properties ........................................               16,970               16,109
      Less-Accumulated depreciation, depletion and amortization ..............             (114,767)             (95,948)
                                                                                          ---------            ---------
          Net oil and gas properties .........................................               41,182               52,033
                                                                                          ---------            ---------

OTHER ASSETS .................................................................                  557                  694
                                                                                          ---------            ---------
          Total assets .......................................................            $  46,371            $  59,878
                                                                                          =========            =========

   LIABILITIES AND EQUITY
   ----------------------

CURRENT LIABILITIES:
      Current portion of long-term debt ......................................            $      16            $   1,034
      Accounts payable .......................................................                2,171                3,572
      Accrued expenses and other current liabilities .........................                4,202                3,928
                                                                                          ---------            ---------
          Total current liabilities ..........................................                6,389                8,534
                                                                                          ---------            ---------

LONG-TERM DEBT ...............................................................                8,196               11,196

DEFERRED INCOME TAXES ........................................................                6,106                6,202

DEFERRED REVENUE .............................................................                   --                   20

COMMITMENTS AND CONTINGENCIES (NOTE 7)

EQUITY:
      Other comprehensive income .............................................                  425                   --
      Common stock warrants, 15,694,248 outstanding at
          September 30, 2001 and December 31, 2000 ...........................                1,555                1,759
      Preferred stock, $0.01 par value; 2,000,000 shares authorized;
          none outstanding ...................................................                   --                   --
      Common stock, $0.01 par value; 40,000,000 shares
          authorized; 19,478,853 shares and 19,302,254 shares
          outstanding at September 30, 2001 and December 31, 2000,
          respectively .......................................................                  195                  193
      Additional paid in capital .............................................               76,788               76,570
      Retained deficit .......................................................              (53,283)             (44,596)
                                                                                          ---------            ---------
          Total equity .......................................................               25,680               33,926
                                                                                          ---------            ---------
          Total liabilities and equity .......................................            $  46,371            $  59,878
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

                           MILLER EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF EQUITY
                                 (In thousands)
                                   (Unaudited)

                                               Other
                                             Comprehensive     Common                               Additional
                                               Income           Stock      Preferred     Common      Paid In      Retained
                                               (Loss)          Warrants      Stock        Stock      Capital       Deficit
                                               ------          --------      -----        -----      -------       -------
BALANCE-December 31, 2000                      $     --      $  1,759      $     --     $    193     $ 76,570     $(44,596)

   Issuance of benefit plan shares                                 --            --            1           80           --
   Issuance of non-employee
       directors' shares                             --            --            --            1          138           --
   Change in value of warrants issued
       to Veritas DGC Land, Inc.                     --          (204)           --           --           --           --
   Adoption of new accounting
       standard (Note 1)                         (5,685)           --            --           --           --           --
   Change in unrealized gains
       (losses)                                   6,110            --            --           --           --           --
   Net loss                                          --            --            --           --           --       (8,687)
                                               --------      --------      --------     --------     --------     --------

BALANCE-September 30, 2001                     $    425      $  1,555      $     --     $    195     $ 76,788     $(53,283)
                                               ========      ========      ========     ========     ========     ========

Disclosure of Comprehensive Income:
----------------------------------

                                                             For the Nine Months Ended September 30,
                                                                   2001                 2000
                                                                 --------              -------
     Net loss                                                    $ (8,687)             $  (163)
     Other comprehensive income                                       425                   --
                                                                 --------              -------

         Total comprehensive income (loss)                       $ (8,262)             $  (163)
                                                                 ========              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                September  30,
                                                                                         -----------------------------
                                                                                           2001                 2000
                                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................................................          $ (8,687)            $   (163)
     Adjustments to reconcile net loss to net cash from
        operating activities--
            Cost ceiling writedown ............................................             8,500                   --
            Depletion, depreciation and amortization ..........................            10,505               13,021
            Deferred income taxes .............................................               (96)                 (84)
            Warrants and stock compensation ...................................                16                  769
            Extraordinary item ................................................                --                  166
            Deferred revenue ..................................................               (20)                 (25)
            Changes in assets and liabilities--
               Restricted cash ................................................                69                 (785)
               Accounts receivable ............................................             1,111                  (99)
               Other assets ...................................................              (306)              (1,144)
               Accounts payable ...............................................            (1,401)              (1,853)
               Accrued expenses and other current liabilities .................               274               (1,131)
                                                                                         --------             --------
                  Net cash flows provided by operating activities .............             9,965                8,672
                                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures .................................            (8,029)              (4,349)
     Proceeds from sale of oil and gas properties and purchases of
        equipment, net ........................................................                52                  947
                                                                                         --------             --------
                  Net cash flows used in investing activities .................            (7,977)              (3,402)
                                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of principal ....................................................           (16,682)             (25,023)
     Borrowing on long-term debt ..............................................            12,664               16,639
     Issuance of common stock .................................................                --                  500
                                                                                         --------             --------
                  Net cash flows used in financing activities .................            (4,018)              (7,884)
                                                                                         --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................            (2,030)              (2,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ..........................             2,292                3,712
                                                                                         --------             --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ................................          $    262             $  1,098
                                                                                         ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest .................................          $    712             $  1,555
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

         Oil and Gas Properties

         SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings. Using unescalated period-end prices at September 30, 2001, of $2.24 per Mcf of natural gas and $23.43 per barrel of oil, the Company would have recognized a $3.9 million non-cash cost ceiling writedown (for further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). However, based upon improvements in oil and natural gas prices experienced subsequent to period-end, the non-cash ceiling writedown has been reduced to $1.0 million based on closing commodity prices on November 8, 2001 of $2.96 per Mcf of natural gas and $21.17 per barrel of oil. The Company did not have any such charges against earnings during the nine-months ended September 30, 2000.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Certain financial derivative contracts used to hedge the price risk on future production qualify under the provisions of SFAS No. 133 as cash flow hedges. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The impact on January 1, 2001, of adopting SFAS No. 133 increased liabilities by approximately $5.7 million with a corresponding decrease in other comprehensive income (loss) in the Consolidated Statement of Equity since the contracts outstanding on that date met the specific hedge accounting criteria. Several of the contracts that were outstanding on January 1, 2001, have been settled in the first three quarters of 2001 (with any hedge gains or losses being realized at the time of production). The fair value of remaining financial derivative contracts at September 30, 2001 is approximately $0.4 million. This amount is reflected in other current assets in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income.

         Reclassifications

         Certain reclassifications have been made to prior period statements to conform with the September 30, 2001 presentation.

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

(3)      Earnings Per Share

         The computation of earnings (loss) per share for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                                                   For the Three Months       For the Nine Months
                                                                      Ended Sept. 30,            Ended Sept. 30,
                                                                   ---------------------     ---------------------
                                                                     2001          2000         2001        2000
                                                                   ---------   --------      --------     --------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
     Income (loss) before extraordinary item....................    $ (1,341)  $    411      $ (8,687)    $      3
     Extraordinary item.........................................          --       (166)           --         (166)
                                                                    --------   --------      --------     --------
     Net income (loss)..........................................    $ (1,341)  $    245      $ (8,687)    $   (163)
                                                                    ========   ========      ========     ========

     Weighted average common shares outstanding.................      19,479     13,101        19,430       12,836
     Earnings (loss) per share - Basic
         Income (loss) before extraordinary item................    $  (0.07)  $   0.03      $  (0.45)    $   0.00
         Extraordinary item.....................................          --      (0.01)           --        (0.01)
                                                                    --------   --------      --------     --------
         Net income (loss)......................................    $  (0.07)  $   0.02      $  (0.45)    $  (0.01)
                                                                    ========   ========      ========     ========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
     Income (loss) before extraordinary item....................    $ (1,341)  $    411      $ (8,687)    $      3
     Adjustment for effect of assumed conversions:
         Convertible promissory note............................          --        143            --           --
                                                                    --------   --------      --------     --------
     Adjusted income (loss) before extraordinary item...........      (1,341)       554        (8,687)           3
     Extraordinary item.........................................          --       (166)           --         (166)
                                                                    --------   --------      --------     --------
     Net income (loss)..........................................    $ (1,341)  $    388      $ (8,687)    $   (163)
                                                                    ========   ========      ========     ========

     Weighted average common shares outstanding.................      19,479     13,101        19,430       12,836
     Incremental shares from:
         Convertible promissory note............................          --      3,704            --           --
         Stock options and Veritas warrants.....................          --      1,284            --           --
                                                                    --------   --------      --------     --------
     Diluted weighted average common shares outstanding.........      19,479     18,089        19,430       12,836
                                                                    ========   ========      ========     ========

     Earnings (loss) per share - Diluted
         Income (loss) before extraordinary item................    $  (0.07)  $   0.03      $  (0.45)    $   0.00
         Extraordinary item.....................................          --      (0.01)           --        (0.01)
                                                                    --------   --------      --------     --------
         Net income (loss)......................................    $  (0.07)  $   0.02      $  (0.45)    $  (0.01)
                                                                    ========   ========      ========     ========

         Options, warrants and restricted stock were not included in the computation of diluted earnings per share for the three-month period ended September 30, 2001 and the nine-month periods ended September 30, 2001 and 2000 because their effect was antidilutive.

(4)      Long-Term Debt

         Bank Debt

         On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced its prior credit facility with Bank of Montreal, Houston Agency. The credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4%, at the Company's option. Under the credit facility the Company was required to make monthly payments of $0.5 million from August 1, 2000, until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of August 1, 2001 was $7.5 million. The borrowing base will be reduced by $0.5 million per month until the next re-determination scheduled for January 1, 2002. The outstanding Bank One credit facility balance was $4.5 million at September 30, 2001.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Long-Term Debt (continued)

     The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the loss created by the $7.5 million cost ceiling writedown in June 2001, the minimum tangible net worth covenant as defined by the credit facility agreement has been amended to $24.0 million. The obligations under the credit facility are secured by a lien on all of the Company's real and personal property.

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

     Under the terms of the amended note and Warrant Agreement, the maturity of the Veritas note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of September 30, 2001, the Company cannot assure that the principal balance will be paid in full by December 31, 2001, therefore the Company has accrued additional interest of approximately $145,000 at the incremental 4% rate for the period October 15, 2000 through September 30, 2001. Interest accrues and is payable on each October 15 and April 15 until principal is paid in full. Interest is required to be paid in warrants under the terms of the Warrant Agreement until the Company is in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest is to be paid in cash only. Since October 15, 2000, interest payments have been paid in cash.

     Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas at September 30, 2001, is $3.7 million, with the entire balance classified as long-term debt in the accompanying financial statements.

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  Long-Term Debt (continued)

     Any additional proceeds derived by the Company from the exercise of warrants issued or excess proceeds from other debt or equity transactions must be used to pay interest and principal on the amended Veritas note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

     The Amerada Hess Corporation ("AHC") note was paid off in August 2001.

     The Company's long-term debt consisted of the following as of September 30, 2001 (in thousands):

     Bank One credit facility                                  $  4,500
     Veritas note                                                 3,696
     Other                                                           16
                                                               --------
         Total                                                    8,212
     Less current portion of long-term debt                         (16)
                                                               --------
                                                               $  8,196
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

     On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. ("Eagle"), an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of Common Stock. This transaction with Eagle also was approved by the Company's stockholders at the December 7, 2000 meeting.

     Common Stock Warrants

     As of September 30, 2001, the Company has the following Common Stock warrants outstanding:

     Warrants                                 Exercise Price        Expiration Date
     --------                                 --------------        ---------------
      2,343,750 shares...................        $ 1.35             December 7, 2001
      3,750,000 shares...................          2.50             December 7, 2002
      600,498 shares.....................          0.01             July 21, 2004
      9,000,000 shares...................          3.00             December 7, 2004

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  Risk Management Activities and Derivative Transactions

     The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices (see Note 1). The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2001 and 2000, the Company realized approximately $(2.2) million and $(1.1) million, respectively, of hedging losses which are included in oil and natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 2001 and 2000, the Company had hedged 53% and 46%, respectively, of its oil and natural gas production, and as of September 30, 2001, the Company had 0.7 Bcf of open natural gas contracts for the period October 2001 through March 2002.

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

     On January 1, 2000, the Company granted 163,500 stock options to certain employees with an exercise price of $0.01 per share and expire ten years from grant date. The right to exercise the options vests and they become exercisable only when the average trading price of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

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

     On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $1.625 per share (the closing market price on the date of grant). The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date. The options expire ten years from grant date.

     On April 6, 2001, the Company granted 190,000 stock options to the Chief Executive Officer of the Company. Of these options, 100,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 90,000 stock options were issued under the same terms as those issued on October 31, 2000.

     Other

     On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims for relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. On September 4, 2001, the Federal District Court in Montana dismissed without prejudice the lawsuit, while acknowledging the right of the Company to continue its lawsuit before the Blackfeet Tribal Court in Montana.

     The Company is preparing pleadings for submission to the Blackfeet Tribal Court requesting that it determine whether it will decide the Company's claims against K2. If the Tribal Court declines jurisdiction, the Company intends to pursue its claims before the Federal Court. The Company will continue to pursue its claims against K2, whether in the Blackfeet Tribal Court or in the Montana Federal District Court.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Bureau of Indian Affairs ("BIA") has responded to the Company's request for arbitration by stating that it was the BIA's position that the Miller/Blackfeet IMDA was terminated. The reasons for the purported termination being: 1) the Company's failure to pay $525,000 on the second anniversary date, which the BIA believed to have been February 26, 2000, and 2) the Company's failure to begin drilling within the time allowed under the Miller/Blackfeet IMDA.

     The Company has filed an appeal brief with the Interior Department Appeals Division. In its appeal brief, the Company argued it did not breach the Miller/Blackfeet IMDA by not paying the $525,000 on February 26, 2000, because the "second anniversary date" of the Miller/Blackfeet IMDA is actually February 26, 2001, or two years after the date the BIA approved the Miller/Blackfeet IMDA. The Company further argued that the force majeure clause of the Miller/Blackfeet IMDA allows the Company the right to an extension of time to fulfill its drilling obligation under the Miller/Blackfeet IMDA, conditioned only upon the Company paying a per-acre fee, that the Company had requested such an extension and offered to pay the fee to the Blackfeet Tribe, and that the Blackfeet Tribe wrongfully denied the Company an extension of time. The Company is awaiting a response from the Interior Department Appeals Division.

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

     The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Mediation will take place on November 12, 2001 and, if unsuccessful, a trial date has been set for December 3, 2001.

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

                           MILLER EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(8)  Non-Cash Activities

     In February 2000, 43,500 restricted shares of Common Stock were issued pursuant to the 1997 Plan vested. In connection therewith, the Company recognized compensation expense of approximately $60,000. In June and February 2001, and June and February 2000, 35,612, 34,595, 12,329, and 37,210 shares, respectively, of the Company's Common Stock were issued to the Company's 401(K) Savings Plan as an employer matching contribution. In February 2001, 106,292 shares of the Company's Common Stock were issued as payment of director fees, pursuant to the Equity Compensation Plan for Non-Employee Directors.

     For the nine-months ended September 30, 2001, the Company recognized approximately $0.4 million of other current assets and other comprehensive income under the provisions of SFAS No. 133. All of these non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

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

         Securities and Exchange Commission ("SEC") Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company's proven oil and gas reserves plus the lower of the cost or market value of unproved properties and deferred income taxes. Any such excess costs should be charged against earnings. Using unescalated period-end prices of $2.24 per Mcf of natural gas and $23.43 per barrel of oil, the Company would have recognized a $3.9 million non-cash cost ceiling writedown. However, based upon improvements in oil and natural gas prices experienced subsequent to period-end, the non-cash ceiling writedown has been reduced to $1.0 million. The reduced writedown is based on using closing commodity prices on November 8, 2001 of $2.96 per Mcf of natural gas and $21.17 per barrel of oil in the Company's cost ceiling test.

         A substantial portion (74%) of the Company's reserves are comprised of natural gas. As a result, natural gas commodity price volatility can have a material effect on the Company's cost ceiling test. As an example of the effect of price volatility, had the Company used closing commodity prices on November 1 or 2, 2001, a writedown would not have been required. The November 8, 2001 valuation date was used because it was closer to the Company's Form 10-Q Quarterly Report filing date.

         Although the Company has had recent success with the Price #1 well in Jones County, Mississippi, preliminary reserves have been assigned to this well until more production history can be obtained. The Company has three additional wells in Mississippi and one in Alabama that are currently at various stages of drilling and completion. The addition of proved oil and gas reserves from any of these wells along with improved commodity prices will help the Company avoid or mitigate future cost ceiling writedowns.

Results of Operations

         The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

                                                                   Three Months                    Nine Months
                                                                Ended September 30,            Ended September 30,
                                                                -------------------            --------------------
                                                                2001          2000             2001           2000
                                                              --------      --------         --------      ---------
Production volumes:
        Crude oil and condensate (MBbls)                            35            54              110           158
        Natural gas (MMcf)                                         764         1,400            2,718         4,548
        Natural gas equivalent (MMcfe)                             974         1,724            3,378         5,496

Revenues:
        Crude oil and condensate                              $    795      $  1,463         $  2,621      $  3,978
        Natural gas                                              2,695         5,466           12,072        14,807

Operating expenses:
        Lease operating expenses and production taxes         $    655      $    970         $  2,418      $  1,985
        Depletion, depreciation and amortization                 2,793         4,235           10,505        13,021
        General and administrative                                 383           427            1,459         1,598
        Cost ceiling writedown                                   1,000            --            8,500            --

Interest expense                                              $    241      $    782         $    829      $  2,449

Net income (loss)                                             $ (1,341)     $    245         $ (8,687)     $   (163)

Average sales prices:
        Crude oil and condensate ($ per Bbl)                  $  22.71      $  27.09         $  23.83      $  25.18
        Natural gas ($ per Mcf)                                   3.53          3.90             4.44          3.26
        Natural gas equivalent ($ per Mcfe)                       3.58          4.02             4.35          3.42

Average Costs ($ per Mcfe):
        Lease operating expenses and production taxes         $   0.67      $   0.56         $   0.72      $   0.36
        Depletion, depreciation and amortization                  2.87          2.46             3.11          2.37
        General and administrative                                0.39          0.25             0.43          0.29

 Three Months Ended September 30, 2001 compared to Three Months Ended September
                                    30, 2000

         Oil and natural gas revenues for the three months ended September 30, 2001 decreased 50% to $3.5 million from $6.9 million for the same period in 2000. The revenues for the three months ended September 30, 2001 and 2000 include $0.5 million and $(0.7) million of hedging gains (losses), respectively (see "Risk Management Activities and Derivative Transactions" below). Total gas production for the three months ended September 30, 2001 declined 45% to 764 MMcf from 1,400 MMcf for the same period in 2000. Total oil production volumes during the three months ended September 30, 2001 decreased 35% to 35 MBbls from 54 MBbls for the same period in 2000. The drop in oil and natural gas production is attributable to the Company's Mississippi Salt Basin properties, which is due to the combined effect of the following factors: 1) the Company's drilling success rate and the production rates of new discoveries over the past few years has been lower than expected, and 2) during 1999 and much of 2000, the Company sold down its working interest in many undeveloped prospects and used a significant portion of its operational cash flow to pay down bank debt, thereby limiting the Company's drilling activities during this period. The limitation on the number of wells drilled and the resultant working interest retained therein made it more difficult for the Company to replace production from the prolific, short-lived Mississippi Salt Basin properties. Average natural gas prices decreased 9% to $3.53 per Mcf for the three months ended September 30, 2001 from $3.90 per Mcf in the same period in 2000. Average oil prices decreased 16% to $22.71 per barrel during the three months ended September 30, 2001 from $27.09 per barrel in the same period in 2000. Natural gas and oil prices are impacted by various economic (domestic and global) and weather related issues. The Company expects commodity price volatility to continue.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         Lease operating expenses and production taxes for the three months ended September 30, 2001 decreased 32% to $0.7 million from $1.0 million for the same period in 2000. Lease operating expenses were unchanged for the quarter ended September 30, 2001 compared to the same period of the prior year. Production taxes decreased by approximately $0.3 million due primarily to the fact that production taxes are based on the sales value of the hydrocarbons being produced. Since oil and gas sales decreased for the quarter ended September 30, 2001, production taxes decreased accordingly.

         Depreciation, depletion and amortization ("DD&A") expense for the three months ended September 30, 2001 decreased 34% to $2.8 million from $4.2 million for the same period in 2000. The decreased DD&A expense is attributable to the $7.5 million cost ceiling writedown recorded in June 2001, which created a corresponding decrease in the oil and gas property costs which are subject to DD&A and declining production.

         General and administrative expense for the three months ended September 30, 2001 were unchanged from the same period of the prior year.

         Interest expense for the three months ended September 30, 2001 decreased 69% to $0.3 million from $0.8 million for the same period in 2000. The significant decrease in interest expense is attributable to the combined effects of: 1) a decrease in the average outstanding bank debt and lower effective interest rates for the quarter ended September 30, 2001, compared to the same period of the prior year; 2) lower interest expense on the Veritas note due to the reduced interest rate and lower outstanding debt for the quarter ended September 30, 2001 compared to the same period of the previous year, and 3) the approximate $0.2 million of interest expense that was accrued in September 2000 in connection with the $5.0 million convertible promissory note issued to Guardian (as more fully discussed in Note 5 to the Consolidated Financial Statements).

         Net income (loss) for the three months ended September 30, 2001 was $(1.3) million compared to net income of $0.2 million for the same period in 2000, as a result of the factors described above.

         Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

         Oil and natural gas revenues for the nine months ended September 30, 2001 decreased 22% to $14.7 million from $18.8 million for the comparable period in the prior year. The revenues for the nine months ended September 30, 2001 and 2000 include approximately $(2.2) million and $(1.1) million of hedging losses, respectively (see "Risk Management Activities and Derivative Transactions" below). Total gas production for the nine months ended September 30, 2001 declined 40% to 2,718 MMcf from 4,548 MMcf for the same period in 2000. Total oil production volumes for the nine months ended September 30, 2001 decreased 30% to 110 MBbls from 158 MBbls for the same period in 2000. The drop in oil and natural gas production is attributable to the Company's Mississippi Salt Basin properties, which is due to the combined effect of the following factors: 1) the Company's drilling success rate and the production rates of new discoveries over the past few years has been lower than expected, and 2) during 1999 and much of 2000, the Company sold down its working interest in many undeveloped prospects and used a significant portion of its operational cash flow to pay down bank debt, thereby limiting the Company's drilling activities during this period. The limitation on the number of wells drilled and the resultant working interest retained therein made it more difficult for the Company to replace production from the prolific, short-lived Mississippi Salt Basin properties. Realized natural gas prices for the nine months ended September 30, 2001 increased 36% to $4.44 per Mcf from $3.26 per Mcf for the comparable period of the prior year. Average realized oil prices decreased 7% to $23.83 per barrel from the $25.18 per barrel experienced during the comparable period of 2000. Natural gas and oil prices are impacted by various economic (domestic and global) and weather related issues. The Company expects commodity price volatility to continue.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         Lease operating expenses and production taxes for the nine months ended September 30, 2001 increased 22% to $2.4 million from $2.0 million for the comparable period in the prior year. Lease operating expenses increased by approximately $0.1 million. This increase is attributable to reworks on Mississippi Salt Basin wells in 2001 above the level expended for similar operations during the same period of 2000. Production taxes increased by approximately $0.6 million due primarily to the phase out of the 6% State of Mississippi production tax exemption that occurred in June 2000.

         Depreciation, depletion and amortization expense for the nine months ended September 30, 2001 decreased 19% to $10.5 million from $13.0 million for the comparable period in the prior year. The lower depletion expense is attributable to the $7.5 million cost ceiling writedown recorded in June 2001, which created a corresponding decrease in the oil and gas property costs which are subject to DD&A and declining production.

         General and administrative expenses for the nine months ended September 30, 2001 decreased 9% to $1.5 million from $1.6 million for the comparable period in the prior year. This decrease is primarily attributable to a significant decrease in legal and professional fees.

         A non-cash cost ceiling writedown of $7.5 million was recognized by the Company in June 2001 and an additional $1.0 million writedown in September 2001. The primary reasons for the writedown is attributable to: 1) the Company's drilling success rate and estimated reserves discovered per well over the past few years have been lower than expected, 2) during 1999 and much of 2000, one of the Company's primary objectives was to reduce bank debt, which correspondingly led to reduced drilling activities. To accomplish this objective, the Company sold down its interest in many undeveloped prospects and dedicated a significant portion of operational cash flow to debt service. This resulted in fewer wells and lower average working interests in those that were drilled. These factors made it more difficult for the Company to replace the depleting reserves associated with the prolific, high working interest, yet typically short reserve life of the Company's Mississippi Salt Basin wells. Additionally, natural gas commodity prices have rapidly declined from $9.55 per Mcf of natural gas at December 31, 2000 to $2.96 per Mcf of natural gas at November 8, 2001. The Company is addressing the issue of short reserve lives by diversifying its exploration efforts into shallow, long-lived reserve plays in the Blackfeet Indian Reservation and the coal bed methane project in the Illinois Basin and is also pursuing strategic long-lived property acquisitions.

         Although the Company has had success with the Price #1 well in Jones County, Mississippi, preliminary reserve estimates have been assigned to this well until more production history can be obtained. The Company also has three wells in Mississippi and one well in Alabama that are currently at various stages of drilling or completion. The addition of proved oil and gas reserves from any of these wells along with improved commodity prices will help the Company avoid or mitigate future cost ceiling writedowns.

         Interest expense for the nine months ended September 30, 2001 decreased 66% to $0.8 million from $2.4 million for the comparable period in the prior year. The significant decrease in interest expense is attributable to the combined effects of: 1) a decrease in the average outstanding bank debt balance during 2001 compared to 2000, 2) more favorable interest rates as a result of the new credit facility with Bank One that was entered into in July 2000, 3) the downward trend in the prime rate during the nine months ended September 30, 2001 compared to the same period of 2000, and 4) the approximate $0.2 million of interest expense that was accrued during the nine months ended September 30, 2000 in connection with the $5.0 million convertible promissory note issued to Guardian (as more fully discussed in Note 5 to the Consolidated Financial Statements).

         Net loss for the nine months ended September 30, 2001 increased to $(8.7) million from ($0.2) million for the comparable period in the prior year, as a result of the factors described above.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

Liquidity and Capital Resources

  Liquidity

         The Company's primary source of liquidity is cash generated from operations. Net cash provided by operating activities was $10.0 million and $8.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash provided in 2001 compared to 2000 was primarily attributable to reduced interest charges in 2001.

         Net cash used in investing activities was $8.0 million and $3.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in 2001 compared to 2000 was primarily due to a $3.7 million increase in exploration and development expenditures.

         Net cash used in financing activities was $4.0 million and $7.9 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in financing activities for both years was primarily used to pay down debt.

  Capital Resources

         Historically, the Company's primary sources of capital have been funds generated by operations, and borrowings under bank credit facilities.

         On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced its previous credit facility with Bank of Montreal, Houston Agency. The credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company's option. The Company's obligations under the credit facility are secured by a lien on all of its real and personal property. The new credit facility required the Company to make monthly principal payments of $500,000 from August 1, 2000 until the borrowing base re-determination that occurred on January 1, 2001. The new borrowing base determined by Bank One as of August 1, 2001 is $7.5 million. The borrowing base will be reduced by $0.5 million per month until the next re-determination scheduled for January 1, 2002. At September 30, 2001, the outstanding debt balance under the Company's credit facility with Bank One was $4.5 million.

         The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the loss created by the $7.5 million cost ceiling writedown in June 2001, the minimum tangible net worth covenant as defined by the credit facility agreement has been amended to $24.0 million. The obligations under the credit facility are secured by a lien on all of the Company's real and personal property.

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

         Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate has been reduced from 18% to 9 3/4%, provided the entire note balance is paid in full by December 31, 2001. If all principal and interest under the Veritas note is not paid by December 31, 2001, then the note bears interest at 13 3/4% until paid in full. As of June 30, 2001, the Company cannot assure that the principal balance will be paid in full by December 31, 2001, therefore the Company has accrued additional interest of approximately $145,000 at the incremental 4% rate for the period October 15, 2000 through September 30, 2001. Interest accrues and is payable on each October 15 and April 15 until principal is paid in full. Interest was required to be paid in warrants under the terms of the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest is to be paid in cash only. Since October 15, 2000, interest payments have been paid in cash.

         Under the amended Veritas note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at September 30, 2001 with the entire balance classified as long-term debt in the accompanying financial statements.

         Any additional proceeds derived by the Company from the exercise of warrants issued or excess proceeds from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock.

         The AHC note was paid off in August 2001.

         Refer to Note 5 of the Consolidated Financial Statements for further information regarding capital resources, specifically the Guardian and Eagle transactions that were completed in 2000.

         At September 30, 2001, the Company had a working capital deficit of $1.7 million (excluding the current portion of long-term debt). The Company uses its excess cash to pay down bank debt under the credit facility to help minimize interest expense. The outstanding credit facility balance was $4.5 million at September 30, 2001. Management plans to meet these working capital requirements from operational cash flow and draws from the revolving credit facility.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations (Continued)

         The Company anticipates 2001 capital expenditures will be approximately $10.0 million. Capital expenditures will be used for drilling and development activities, the acquisition of additional seismic data and processing and leasehold acquisitions and extensions in strategic project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the nine months ended September 30, 2001 were approximately $8.0 million. The Company intends to fund its 2001 budgeted capital expenditures largely through operational cash flow.

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

         The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development program, declining production and eroding commodity prices. While the Company believes that cash flow from operations and its natural gas hedge positions should allow the Company to implement its present business strategy through 2001 and into 2002, additional debt or equity financing may be required during the remainder of 2001 and in the future to fund the Company's growth, development and exploration program, and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including curtailment of its exploration and other activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management Activities and Derivative Transactions

         The Company uses a variety of derivative instruments ("derivatives") to manage exposure to fluctuations in commodity prices. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against volatility in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2001 and 2000, the Company realized approximately $(2.2) million and $(1.1) million, respectively, of hedging losses which are included in oil and natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 2001 and 2000, the Company had hedged 53% and 46%, respectively, of its oil and natural gas production, and as of September 30, 2001, the Company had 0.7 Bcf of open natural gas contracts for the period October 2001 through March 2002.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 1, 2000, the Company filed a lawsuit in the United States District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (hereinafter collectively referred to as "K2"). The Company's lawsuit includes certain claims for relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the IMDA Agreement between K2 and the Blackfeet ("K2/Blackfeet IMDA"); negligence; and tortuous interference with contract. On September 4, 2001, the Federal District Court in Montana dismissed without prejudice the lawsuit, while acknowledging the right of the Company to continue its lawsuit before the Blackfeet Tribal Court in Montana.

         The Company is preparing pleadings for submission to the Blackfeet Tribal Court requesting that it determine whether it will decide the Company's claims against K2. If the Tribal Court declines jurisdiction, the Company intends to pursue its claims before the Federal Court. The Company will continue to pursue its claims against K2, whether in the Blackfeet Tribal Court or in the Montana Federal District Court.

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

         The Bureau of Indian Affairs ("BIA") has responded to the Company's request for arbitration by stating that it was the BIA's position that the Miller/Blackfeet IMDA was terminated. The reasons for the purported termination being: 1) the Company" failure to pay $525,000 on the second anniversary date, which the BIA believed to have been February 26, 2000, and 2) the Company's failure to begin drilling within the time allowed under the Miller/Blackfeet IMDA.

         The Company has filed an appeal brief with the Interior Department Appeals Division. In its appeal brief, the Company argued it did not breach the Miller/Blackfeet IMDA by not paying the $525,000 on February 26, 200, because the "second anniversary date" of the Miller/Blackfeet IMDA is actually February 26, 2001, or two years after the date the BIA approved the Miller/Blackfeet IMDA. The Company further argued that the force majeure clause of the Miller/Blackfeet IMDA allows the Company the right to an extension of time to fulfill its drilling obligations under the Miller/Blackfeet IMDA, conditioned only upon the Company paying a per-acre fee, that the Company had requested such an extension and offered to pay the fee to the Blackfeet Tribe, and that the Blackfeet Tribe wrongfully denied the Company an extension of time.

         The Company is awaiting a response from the Interior Department Appeals Division.

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

         The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company's joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. Mediation will take place on November 12, 2001, and if unsuccessful, a trial date has been set for December 30, 2001.

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

_____________________

         (b)   Reports on Form 8-K. No reports on Form 8-K were filed during the
               -------------------
fiscal quarter ended September  30, 2001.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MILLER EXPLORATION COMPANY



Date: November 12, 2001         By: /s/ Deanna L. Cannon
                                    --------------------------------------------
                                    Deanna L. Cannon
                                    Vice President-Finance and Secretary
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

_______________________