Form 10-K
period 2001-12-31
MILLER EXPLORATION CO
filed 2002-03-22
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 0-23431

MILLER EXPLORATION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3379776
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3104 Logan Valley Road, Traverse City, Michigan	49685-0348
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (231) 941-0004

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
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Number of shares outstanding of the registrant’s Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 20, 2002:    19,801,522

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of March 20, 2002:    $9,316,616

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s May 23, 2002 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K

PART I

Item 1.    Business.

Miller Exploration Company (“Miller” or the “Company”) is an independent oil and gas exploration and production company with exploration efforts concentrated primarily in the Mississippi Salt Basin of Central Mississippi. Miller emphasizes the use of 3-D seismic data analysis and imaging, as well as other emerging technologies, to explore for and develop oil and natural gas in its core exploration area. Miller is the successor to Miller Oil Corporation (“MOC”), an independent oil and natural gas exploration and production business first established in Michigan by members of the Miller family in 1925. References herein to the “Company” or “Miller” are to Miller Exploration Company, a Delaware corporation, and its subsidiaries and predecessors.

The Company was organized in connection with the combination (the “Combination Transaction”) of MOC and interests in oil and natural gas properties owned by certain affiliated entities and interests in such properties owned by certain business partners and investors.

The Combination Transaction closed on February 9, 1998 in connection with the closing of the Company’s initial public offering of 5.5 million shares of Common Stock (the “Offering”). The Offering, including the sale of an additional 62,500 shares of Common Stock by the Company on March 9, 1998 pursuant to the exercise of the underwriters’ over-allotment option, resulted in net proceeds to the Company of approximately $40.4 million after expenses.

Miller incurred expenditures for exploration and development activity of $10.0 million with respect to the Company’s interest in 14 gross wells (5.5 net to the Company) for the year ended December 31, 2001 and $8.6 million with respect to the Company’s interest in 8 gross wells (1.8 net to the Company) for the year ended December 31, 2000. At December 31, 2001, the Company also had 3 gross wells (0.2 net to the Company) in the process of drilling and/or completing. The Company currently plans to drill 10 gross wells (3.2 net to the Company) in 2002. The Company anticipates 2002 capital expenditures for exploration and development activity in all of its areas of concentration will be approximately $3.0 million, net of savings associated with promoted and carried working interests in wells to be drilled in 2002.

Core Exploration and Development Regions

Mississippi Salt Basin

The Company believes that the Mississippi Salt Basin, which extends from Southwestern Alabama across central Mississippi into Northeastern Louisiana, has a number of under-developed salt domes. A salt dome is a generally dome-shaped intrusion into sedimentary rock that has a mass of salt as its core. The impermeable nature of the salt dome structure may act as a mechanism to trap hydrocarbons migrating through surrounding rock formations. These geologic structures were formed by the upward thrusting of subsurface salt accumulations towards the surface. These structures generally are found in groups in geologic basins that provide the necessary conditions for their formation. Salt domes are typically subsurface structures that are easily identified with seismic surveys, but occasionally are visible as surface expressions. The salt domes of the Mississippi Salt Basin were formed in the Cretaceous period. These salt domes range in diameter from ½ mile to three miles and vertically extend from 2,000 feet to nearly 20,000 feet in depth. Salt domes similar to those of the Mississippi Salt Basin are a significant cause for major oil and gas accumulations in the Texas and Louisiana Gulf Coast, Northern Louisiana, East Texas and the offshore Gulf of Mexico. This basin has produced substantial amounts of oil and natural gas and continues to be a very active exploration region. Oil and natural gas discovered in the Mississippi Salt Basin have been produced from reservoirs with various stratigraphic and structural characteristics, and may be found in multiple horizons from approximately 3,500 feet to 19,000 feet in depth. Oil and natural gas reserves around salt domes have been encountered in the Eutaw, Lower Tuscaloosa, Washita-

Fredericksburg, Paluxy, Rodessa, Sligo, Hosston and Cotton Valley formations, all of which are normally pressured. The Company owns undeveloped leasehold interests in 32,873 gross acres (14,739 net to the Company) covering 25 known salt domes and related salt structures.

The Company believes that the key to exploiting salt dome prospects effectively is the accurate delineation of a salt dome’s flanks, with the recognition of fault patterns and the location of fault blocks with large reserve potential. While reinterpreted 2-D seismic data provided the Company’s explorationists with better imaging of a salt dome’s subsurface structures, it proved to have limitations in defining the exact locations of the flanks of a salt dome. In 1998, the Company acquired approximately 400 square miles of 3-D seismic data in the Mississippi Salt Basin. The Company believes that wells drilled on the 3-D data demonstrate that the 3-D seismic more effectively images the edge of the salt dome, identifying areas that had not been seen on the 2-D seismic, in addition to providing better definition of the size and location of future drilling targets. The Company has continued to use technologically advanced seismic processing methods including prestack depth migration on the 3-D data.

The Company owns an interest in 19 producing wells in the Mississippi Salt Basin that had an aggregate average production rate as of December 31, 2001 of 40.0 million cubic feet of natural gas equivalent per day (“MMcfe/d”) gross (11.8 MMcfe/d net to the Company) at depths ranging from 10,800 to 17,900 feet. The Company has 5 gross wells (1.0 net to the Company) budgeted in 2002 for the Mississippi Salt Basin with a capital expenditure budget of $2.8 million, including $0.5 million for land and seismic costs. All 5 of the Mississippi Salt Basin wells budgeted for 2002 will be based on 3-D seismic data, 2 of which will be development wells in the Pine Grove Field of the Mississippi Salt Basin.

Blackfeet Indian Reservation

The Company entered into an Exploration and Development Agreement (the “EDA”) with K2 Energy Corporation on June 17, 1998 to explore and develop approximately 150,000 gross leasehold acres on the Blackfeet Indian Reservation (the “Reservation”) located in Glacier County, Montana. The EDA provides that Miller and K2 are equal partners in the K2/Blackfeet Agreement (the “K2 Agreement”) executed between K2 and the Blackfeet Tribe (the “Tribe”) on March 9, 1998. Terms of the Agreement call for Miller/K2 to drill three gross wells (1.5 net to the Company) and pay $0.6 million ($0.3 million net to the Company) to the Tribe by May 1, 1999 for which 30,000 gross acres (15,000 net to the Company) will be earned from the Tribe. Three gross additional wells (1.5 net to the Company) must be drilled and $0.6 million paid ($0.3 million net to the Company) to the Tribe each subsequent year for four years totaling 15 gross wells (7.5 net to the Company) and $3.0 million ($1.5 million net to the Company) in payments to the Tribe for which 150,000 gross acres (75,000 net to the Company) will be earned. The Tribe will grant leases with a primary term of eight years and can be held by production for 45 years and provides for a maximum combined royalty and production tax burden of 35%. In May 2000, the Company filed a lawsuit against K2 to secure its rights to develop Tribal acreage covered by the K2 Agreement. See “Item 3 — Legal Proceedings” for a discussion of this litigation.

The Company entered into a separate Indian Mineral Development Act (“IMDA”) Agreement with the Tribe covering 100,000 Tribal acres that was approved February 26, 1999 (the “Miller Agreement”). Terms of the Miller Agreement call for the Company to pay $1.0 million to the Tribe upon approval and approximately $0.5 million on the second and third anniversary of the February 26, 1999 Agreement. The Company is also obligated to drill a minimum of two wells each year with a total commitment of 10 wells over a five-year period. In addition to the standard force majeure language, Miller negotiated the ability for a one-year extension of the drilling commitment to which the Tribe agreed it would not unreasonably withhold its consent. The terms of the extension were payment of an additional $2 per acre up to a maximum of $200,000 prorated for the number of months the extension was granted. The specific provisions of the Miller Agreement provide that the Company will not ask for an unreasonable amount of time nor will the Tribe unreasonably withhold its consent. The Company will earn the right to lease 20,000 acres with each set of 2 wells drilled, regardless of the outcome of the wells. Separate oil and gas leases covering 640-acre blocks will be issued with a $2 per acre rental and an eight-year term. Pursuant to the terms of the EDA executed on June 17, 1998, K2 was offered their exclusive right to purchase 50% of the Company’s interest in the Miller Agreement for cost plus 20% on June 7, 1999. K2 conditionally accepted this offer and, to date, has not paid for its proportionate share of costs for said lands. On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller Agreement dated February 19, 1999, and pursuant to the K2 Agreement dated May 30, 1997. See “Legal Proceedings” for a discussion of this arbitration.

During 2001 and 2000, the Company acquired 12,386 gross non-Tribal acres (10,451 net to the Company) on the Reservation. The Company plans on drilling 2 gross (1.7 net to the Company) wells on these non-Tribal lands in 2002. The northern boundary of the Reservation is located approximately 25 miles south of the Waterton, Lookout Butte and Pincher Creek Fields (Alberta, Canada), which have produced in excess of 3.8 trillion cubic feet of natural gas (“Tcf”), 0.3 Tcf and 0.5 Tcf, respectively. The eastern boundary of the Reservation is outlined by the Cut Bank Oil Field (Glacier County, Montana), which has produced in excess of 175 million barrels of oil (“MMBbl”) and 309 Bcf of natural gas.

Joint Venture Exploration, Participation and Farm-out Agreements

The Company is a party to the following joint venture exploration, participation, farm-out and other agreements:

Mississippi Salt Basin Agreements

Since March 1993, the Company has entered into a series of joint venture exploration agreements and farm-out agreements with Amerada Hess Corporation (“AHC”), Liberty Energy Corporation, Bonray, Inc., Key Production Company Inc. (“Key”), Remington Oil & Gas Corp. (“Remington”) and Eagle Investments, Inc. (“Eagle”). These agreements govern the rights and obligations of the Company and the other working-interest owners with respect to lease acquisition, seismic surveys, drilling and development of specified geographic areas of mutual interest (AMI’s) over and around several salt domes and related salt structures in Southern Mississippi within the Mississippi Salt Basin The joint venture exploration agreements began to expire January 1, 2000, except with respect to AMI’s in which the Company and its partners have established production and where joint operating agreements have been executed. In the case where joint operating agreements have been executed, the term extends as long as any lease within that AMI remains in effect.

Blackfeet Indian Reservation Agreements

See “Blackfeet Indian Reservation” for a discussion of the Company’s joint venture agreements in that area.

Volumes, Prices and Production Costs

The following table sets forth information with respect to the Company’s production volumes, average prices received and average production costs for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Production:
Crude oil and condensate (MBbls)	159.6	205.3	255.9
Natural gas (MMcf)	3,473.2	5,762.0	7,593.8
Natural gas equivalent (MMcfe)	4,430.9	6,993.8	9,129.2
Average sales prices:
Crude oil and condensate ($ per Bbl)	$21.90	$25.82	$13.54
Natural gas ($ per Mcf)	4.12	3.60	2.27
Natural gas equivalent ($ per Mcfe)	4.02	3.72	2.27
Average costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.66	$0.43	$0.19
Depreciation, depletion and amortization	3.03	2.49	1.76
General and administrative	0.42	0.30	0.34

Oil and Natural Gas Marketing and Major Customers

Most of the Company’s oil and natural gas production is sold under price sensitive or spot market contracts. The revenues generated by the Company’s operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company’s control, including seasonality, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Crude oil and natural gas commodity prices have been volatile and unpredictable during the past three years. The wide commodity price fluctuations have had a significant impact on the Company’s results of operations, cash flow and liquidity. Although the Company currently is not experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect the Company’s ability to sell its oil or natural gas production. For the year ended December 31, 2001, sales to the Company’s three largest customers were approximately 60%, 16%, and 12%, respectively, of the Company’s oil and natural gas revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company’s results of operations or financial condition.

Competition

The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of seismic options and lease options on properties. The Company’s competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company’s competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company’s and which, in many instances, have been engaged in the exploration and production business for a much longer time than the Company. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. The Company’s ability to explore for oil and natural gas prospects, to acquire additional properties and to discover reserves in the future will depend upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Title to Properties

The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company’s expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company’s properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company’s credit facility is secured by all oil and natural gas interests and other properties of the Company.

Mississippi Tax Abatement

The State of Mississippi currently has a production tax abatement program that exempts certain oil and natural gas production from state production taxes. The exemption as it relates to the Company applies to, among other things, discovery wells, exploratory wells, and wells developed as a result of 3-D seismic surveys. The exemption is phased out if the average monthly sales price for oil and gas exceeds $25.00 per Bbl and $3.50 per Mcf, respectively. The applicable production is exempt for up to five years and the exemption expires June 30, 2003. In April 1999, the State of Mississippi enacted a bill that reduced the production tax exemption to 3% of the value of oil and/or gas for five years for exploratory wells or wells for which 3-D seismic was utilized (three years for a development well) for wells drilled on or after July 1, 1999, provided that the average monthly sales price of oil or gas does not exceed $20 per barrel or $2.50 per Mcf of gas, respectively. The reduced rate will be repealed on July 1, 2003. During 2001 and 2000, the production tax exemption has phased in and out, due to the volatility of the average monthly rates as they relate to the pre-established price limits stipulated in the state statutes. As of December 31, 2001, all applicable production tax exemptions are in effect.

Governmental Regulation

The Company’s oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company’s cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the Company is unable to predict the future cost or impact of complying with such laws because those laws and regulations frequently are amended or reinterpreted.

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

Federal Regulation

The Company’s sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy

Regulatory Commission (“FERC”) regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order 636, issued in April 1992, and its progeny, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or “unbundled” from their sales services, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations.

In particular, the FERC has been conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulation implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension; (2) permitting pipelines to charge different maximum cost-based rates for peak and off peak times, and for contracts with different term lengths; (3) encouraging auctions for pipeline capacity; (4) restricting the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with pipeline operational flow orders; and (5) requiring pipelines to implement imbalance management services. Most major aspects of Order No. 637 have been challenged on appeal. The Company cannot predict what action the FERC will take on these matters in the future, or whether FERC’s actions will survive judicial review.

Similarly, the Texas Railroad Commission recently has changed its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers to prohibit undue discrimination in favor of affiliates. While the changes being implemented and considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

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

Environmental Matters

The Company’s operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company’s operations. The permits required for various of the Company’s operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to civil and criminal penalties or injunction. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, and that the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general and thus the Company is unable to predict the ultimate costs and effects of such continued compliance in the future.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize imposition of substantial civil and criminal penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting the Company’s operations impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Company has acquired leasehold interests in several properties that for many years have produced oil and natural gas. Although the Company believes that the previous owners of these interests used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on or under the properties. In addition, several of the Company’s properties are operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes is not under the Company’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Notwithstanding the Company’s lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States.

For onshore facilities that may affect waters of the United States, OPA requires an operator to demonstrate $10.0 million in financial responsibility, and for offshore facilities the financial responsibility requirement is at least $35.0 million. Regulations currently are being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company. In addition, the federal Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The Environmental Protection Agency (“EPA”) has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

Employees

As of March 20, 2002, the Company had 23 full-time employees, including two geologists, a geophysicist and two engineers. None of the Company’s employees are represented by any labor union. The Company believes its relations with its employees are good. To optimize prospect generation and development, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of seismic data mapping, acquisition of leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site productions operation services, such as pumping, maintenance, dispatching, inspection and testing, generally are provided by independent contractors. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

Risks Associated with the Company’s Business

Dependence on Exploratory Drilling Activities

The Company’s revenues, operating results and future rate of growth are substantially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Despite the use of 2-D and 3-D seismic data and other advanced technologies, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 2-D and 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in those structures. In addition, the use of 2-D and 3-D seismic data and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures. The Company’s future drilling activities may not be successful. There can be no assurance that the Company’s overall drilling success rate or its drilling success rate for activity within a particular region will not decline. Unsuccessful drilling activities could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may not have any option or lease rights in potential drilling locations it identifies. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be leased or drilled or that oil or natural gas will be produced from these or any other potential drilling locations. In addition, drilling locations initially may be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Actual drilling results are likely to vary from such statistical results, and such variance may be material. Similarly, the Company’s drilling schedule may vary from its capital budget, and there is increased risk of such variances from the 2002 capital budget because of future uncertainties, including those described above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Hazards and Uninsured Risks

The Company’s operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, uncontrollable flows of oil, natural gas or well fluids, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company maintains insurance against some but not all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during 2-D and 3-D survey acquisition or surface change attributable to seismic operations and, except in limited circumstances, losses due to business interruption. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The Company occasionally participates in wells on a non-operated basis, which may limit the Company’s ability to control the risks associated with oil and natural gas operations. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company’s business, financial condition and results of operations.

Volatility of Oil and Natural Gas Prices

The Company’s revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include global and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. It is impossible to predict future oil and natural gas price movements with certainty. A continuation of the significantly lower oil and gas prices experienced by the Company in the fourth quarter of 2001, as compared to historical averages, would likely have a material adverse effect on the Company’s financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically.

The Company periodically reviews the carry value of its oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission (“SEC”). Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, and the lower of cost or market value of unproved properties. Application of the “ceiling” test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to writedown the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a writedown is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Risks Associated with Management and Growth

Any increase in the Company’s activities as an operator will increase its exposure to operating hazards. The Company has relied in the past and expects to continue to rely on project partners and independent contractors, including geologists, geophysicists and engineers, that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services. If the Company increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company’s financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. The Company’s ability to grow will depend upon a number of factors, including its ability to obtain leases or options on properties, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

Reserve Replacement Risk

Except to the extent that the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company’s future oil and natural gas production is highly dependent upon its ability to economically find, develop or acquire reserves in commercial quantities. The business of exploring for or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company’s ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The Company occasionally participates in wells as non-operator. The failure of an operator of the Company’s wells to adequately perform operations, or an operator’s breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company’s future exploration and development activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company’s revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company’s finding and development costs also could increase.

Marketability of Production

The marketability of the Company’s natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The Company delivers natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company’s ability to produce and market its oil and natural gas. Any dramatic change in market factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel

The Company has assembled a team of geologists, geophysicists and engineers, some of whom are non-employee consultants and independent contractors, having considerable experience in oil and natural gas exploration and production, including applying 2-D and 3-D imaging technology. The Company is dependent upon the knowledge, skills and experience of these experts to provide 2-D and 3-D imaging and to assist the Company in reducing the risks associated with its participation in oil and natural gas exploration projects. In addition, the success of the Company’s business also depends to a significant extent upon the abilities and continued efforts of its management. The Company does not maintain key-man life insurance with respect to any of its employees. The loss of services of key management personnel or the Company’s technical experts and consultants, or the inability to attract additional qualified personnel, experts or consultants, could have a material adverse effect on the Company’s business, financial condition, results of operations, development efforts and ability to grow. There can be no assurance that the Company will be successful in attracting and/or retaining its key management personnel or technical experts or consultants.

Technological Changes

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial costs. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such cases, the Company’s business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Substantial Capital Projects

The Company makes and will continue to make capital expenditures in connection with its exploration and development projects. The Company intends to finance these capital expenditures with cash flow from operations as currently projected. Additional financing may be required in the future to fund the Company’s developmental and exploratory drilling and seismic activities. No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital sources are not available to the Company, its drilling, seismic and other activities may be curtailed and its business, financial conditions and results of operations could be materially adversely affected.

Indebtedness

As of December 31, 2001, the Company had total indebtedness of $6.7 million. The Company’s indebtedness could have important consequences. For example, it could (i) increase the Company’s vulnerability to adverse economic and industry conditions; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes; (iii) limit the Company’s flexibility in planning for, or reacting to, changes in its business and the oil and gas industry; (iv) place the Company at a disadvantage compared to its competitors that have less debt and (v) limit the Company’s ability to borrow additional funds. In addition, failing to comply with debt covenants could result in an event of default which, if not cured or waived, could adversely affect the Company.

Influence of Certain Stockholders

As of December 31, 2001, the Company’s directors, executive officers and certain of their affiliates, beneficially owned approximately 20% of the Company’s outstanding Common Stock. Guardian Energy Management Corp. (“Guardian”) also owns approximately 19% of the Company’s outstanding stock. Accordingly, if these stockholders act together, as a group, they will be able to substantially control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation or Bylaws and the approval of mergers or other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

Certain Antitakeover Considerations

The Company’s Certificate of Incorporation and Bylaws include certain provisions that may have the effect of delaying, deterring or preventing a future takeover or change in control of the Company without the approval of the Company’s Board of Directors. Such provisions also may render the removal of directors and management more difficult. Among other things, the Company’s Certificate of Incorporation and/or Bylaws: (i) provide for a classified Board of Directors serving staggered three-year terms; (ii) impose restrictions on who may call a special meeting of stockholders; (iii) include a requirement that stockholder action be taken only by unanimous written consent or at stockholder meetings; (iv) specify certain advance notice requirements for stockholder nominations of candidates for election to the Board of Directors and certain other stockholder proposals; and (v) impose certain restrictions and supermajority voting requirements in connection with specified business combinations not approved in advance by the Company’s Board of Directors. In addition, the Company’s Board of Directors, without further action by the stockholders, may cause the Company to issue up to 2.0 million shares of preferred stock, $0.01 par value (“Preferred Stock”), on such terms and with such rights, preferences and designations as the Board of Directors may determine. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Further, certain provisions of the Delaware General Corporation Law (the “Delaware Law”) impose restrictions on the ability of a third party to effect a change in control and may be considered disadvantageous by a stockholder.

Our Common Stock may be De-listed from Nasdaq

The Company’s Common Stock currently is traded on the Nasdaq National Market. Under the Nasdaq National Market rules a company will be de-listed if minimum closing stock bid drops below $1.00 per share for 30 consecutive trading days. On February 15, 2002, the Company received notice that its stock has failed to meet these minimum bid requirements. The notice further stated that if the closing bid for the Company’s Common Stock does not meet or exceed $1.00 for ten consecutive trading days following the date of the notice, Nasdaq will institute de-listing proceedings. Since receipt of the notice the closing bid price for the Company’s Common Stock has not met or exceeded $1.00 and it is not likely to prior to the end of the 90-day period. In the event Nasdaq institutes de-listing procedures on the Company’s stock, the Company would explore other possibilities such as listing on the Nasdaq SmallCap Market. If the Company’s stock were de-listed from the Nasdaq National Market and subsequently not listed on the Nasdaq SmallCap Market or other exchange or market, the Company’s stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of the Company’s stock would likely decline further.

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions. The Company has based the forward-looking statements relating to its operations on current expectations, estimates and projections about the Company and the oil and gas industry in general. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In addition, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following: fluctuations in crude oil and natural gas prices; failure or delays in achieving expected production from oil and gas development projects; uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance; lack of exploration success; disruption or interruption of the Company’s production facilities due to accidents or political events; availability of future financing alternatives; availability of future equity infusions; ability to obtain promoted and carried working interests for future capital expenditures; liability for remedial actions under environmental regulations; liability resulting from litigation; world economic and political conditions; and changes in tax and other laws applicable to the Company’s business

Item 2.    Properties.

Oil and Natural Gas Reserves

The Company’s estimated total proved reserves of oil and natural gas as of December 31, 2001 and 2000, and the present values of estimated future net revenues attributable to these reserves as of those dates were as follows:

	As of December 31,
	2001	2000
	(Dollars in thousands, except per unit data)
Net Proved Reserves:
Crude oil (MBbl)	601.3	329.5
Natural gas (MMcf)	7,325.4	10,511.7
Natural gas equivalent (MMcfe)	10,933.2	12,488.7
Net Proved Developed Reserves:
Crude oil (MBbl)	586.8	301.8
Natural gas (MMcf)	7,325.4	10,511.7
Natural gas equivalent (MMcfe)	10,846.2	12,322.5
Estimated future net revenues before income taxes(1)	$20,414	$91,174
Present value of estimated future net revenues before income taxes(2)	$16,457	$74,909
Standardized measure of discounted estimated future net cash flows(3)	$16,457	$66,674

(1)
The period-end prices (net of applicable basis adjustments) for crude oil were $16.72 per Bbl and $23.36 per Bbl at December 31, 2001 and 2000, respectively. The period-end prices (net of applicable basis adjustments) for natural gas were $2.55 per Mcf and $9.55 per Mcf at December 31, 2001 and 2000, respectively.

(2)	The present value of estimated future net revenues attributable to the Company’s reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.

(3)
The standardized measure of discounted estimated future net cash flows represents discounted estimated future net cash flows attributable to the Company’s reserves after income taxes, calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69. The balance in 2001 has not been reduced by income taxes due to the tax basis of the properties and net operating loss and depletion carryforwards.

The reserve estimates reflected above, as of December 31, 2001 and 2000, were prepared by Miller and Lents, Ltd., independent petroleum engineers, and are part of their reserve reports on the Company’s oil and natural gas properties.

In accordance with applicable requirements of the SEC, estimates of the Company’s proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-K represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates often are different from the quantities of oil and natural gas that ultimately are recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company’s estimated proved reserves have not been filed with or included in reports to any federal agency.

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

Drilling Activities

The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

	Year Ended December 31,
	2001		2000		1999
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	—	—	3	0.6	1	0.4
Natural gas	—	—	1	0.2	1	1.0
Non-productive	9	4.1	3	0.9	4	2.2
Total	9	4.1	7	1.7	6	3.6
Development Wells(1):
Oil	4	1.2	1	0.1	1	0.9
Natural gas	1	0.2	—	—	1	0.6
Non-productive	1	—	—	—	1	0.4
Total	5	1.4	1	0.1	3	1.9

At December 31, 2001, the Company was in the process of drilling and/or completing 3 gross wells (0.2 net to the Company) that are not reflected in the table. Subsequent to December 31, 2001, two of the wells in process became producing oil wells, while the third well is still being completed.

Productive Wells and Acreage

Productive Wells

The following table sets forth the Company’s ownership interest as of December 31, 2001 in productive oil and natural gas wells in the areas indicated:

Region	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Mississippi Salt Basin	6	0.8	13	5.5	19	6.3
Michigan Basin/Other	1	0.1	1	1.0	2	1.1

Total	7	0.9	14	6.5	21	7.4

Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none are producing from multiple horizons.

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 2001:

Region	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Mississippi Salt Basin	8,127	4,121	32,873	14,739	41,000	18,860
Montana (1)	—	—	262,386	185,751	262,386	185,751
Texas	—	—	5,240	802	5,240	802
Illinois Basin	—	—	51,895	32,694	51,895	32,694
Michigan Basin/Other	320	176	2,212	1,033	2,532	1,209

Total	8,447	4,297	354,606	235,019	363,053	239,316

(1)
The Blackfeet Project in Montana is currently involved in litigation. The Company does not represent nor can it be assumed that the litigation will be favorably resolved. See “Legal Proceedings” for a discussion of this litigation.

All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease before that date, in which event the lease will remain in effect until the cessation of production. To this end, the Company’s projected drilling schedule takes into consideration not only the attractiveness of individual prospects, but the lease expirations as well. The following table sets forth the minimum remaining terms of leases for the total gross and net acreage at December 31, 2001:

	Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2002	38,558	24,429
December 31, 2003	901	581
December 31, 2004	—	—
Thereafter	323,594	214,306

Total	363,053	239,316

Facilities

The Company currently leases approximately 10,500 square feet of office space for its principal offices in Traverse City, Michigan. The Company has sub-leased 1,900 square feet of this office space. The Company also leases approximately 5,200 square feet of office space in Houston, Texas, approximately 3,500 square feet of office space in Jackson, Mississippi and approximately 2,000 square feet of office space and 3,600 square feet of warehouse space in Columbia, Mississippi.

Item 3.    Legal Proceedings.

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The

Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by their own negligence, conduct, bad faith or fault. The Company believes the claim is without merit and will continue to vigorously contest it.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The disputes for which the Company demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which the Company proposed to drill “would not satisfy the mandatory drilling obligations” under the K2/Blackfeet IMDA. The Company contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths. The Bureau of Indian Affairs (“BIA”) has responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company has also filed an appeal brief with the Interior Department Appeals Division. On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling was appealed to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. The Company believes the judgment plus any associated costs will be covered by insurance.

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. The Company is preparing its response. The Company believes any costs associated with this lawsuit will be covered by insurance.

The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against Amerada Hess Corporation (“AHC”) (the Company’s joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. This claim was settled on March 8, 2002. The Company expects the settlement amount will be covered by insurance.

The Company believes it has meritorious claims or defenses to the unresolved claims discussed above and intends to vigorously contest them. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of each action.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol “MEXP.” The Company received notice on February 15, 2002, from the Nasdaq National Market that the Common Stock may be de-listed if it does not meet certain minimum bid requirements during the 90-day period from the date of the notice. Management is currently evaluating its options should the Common Stock be de-listed including the possibility of listing the Common Stock in the Nasdaq SmallCap Market.

As of March 15, 2002, the Company estimates that there were approximately 2,300 beneficial holders of its Common Stock. The Company consummated the Offering on February 9, 1998. Before that time, there was no public market for the Company’s Common Stock.

The following table sets forth the high and low bid information for the Company’s Common Stock for the periods indicated, all as reported by The Nasdaq National Market:

	Year Ended December 31,
	2001		2000
	High	Low	High	Low
First Quarter	$1.625	$1.063	$2.938	$0.938
Second Quarter	1.440	0.820	1.625	0.750
Third Quarter	1.490	0.300	2.000	1.125
Fourth Quarter	1.190	0.600	2.125	0.938

The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company’s credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

Item 6.    Selected Financial Data

The following table presents selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical consolidated financial data as of and for each of the five years in the period ended December 31, 2001 is derived from the consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Earnings per share has been omitted for 1997 since such information is not meaningful and the historically combined Company (prior to the Combination Transaction) was not a separate legal entity with a single capital structure. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements.

Item 6.    Selected Financial Data (Continued)

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Natural gas	$14,304	$20,745	$17,266	$18,336	$5,819
Crude oil and condensate	3,495	5,300	3,465	2,646	964
Other operating revenues	269	522	200	169	395
Total operating revenues	18,068	26,567	20,931	21,151	7,178
Operating expenses:
Lease operating expenses and production taxes	2,944	3,030	1,704	3,363	1,478
Depreciation, depletion and amortization	13,431	17,457	16,066	15,933	2,520
General and administrative	1,860	2,097	2,776	2,815	1,952
Cost ceiling writedown	15,500	—	—	35,085	—

Total operating expenses	33,735	22,584	20,546	57,196	5,950
Operating income (loss)	(15,667)	3,983	385	(36,045)	1,228
Interest expense (1)	(1,184)	(4,322)	(3,519)	(1,635)	(1,200)

Income (loss) before income taxes and extraordinary item	(16,851)	(339)	(3,134)	(37,680)	28
Income tax provision (credit) (2)	(459)	472	(1,152)	|4,120	—

Net income (loss) before extraordinary item	$(16,392)	$(811)	$(1,982)	$(41,800)	$28
Extraordinary item – loss from early extinguishment of debt, less applicable income taxes	—	166	—	—	—

Net income (loss)	$(16,392)	$(977)	$(1,982)	$(41,800)	$28
Basic and diluted earnings (loss) per share	$(0.84)	$(0.07)	$(0.07)	$(0.16)	$(3.75)
Weighted average shares outstanding	19,442	13,361	12,632	11,153

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$(3,941)	$(1,383)	$(4,200)	$(15,925)	$(5,985)
Oil and gas properties, net	33,275	52,033	58,837	80,014	23,968
Total assets	37,587	59,878	68,611	85,968	30,428
Long-term debt, excluding current portion	6,696	11,196	25,610	31,837	481
Equity	17,407	33,926	23,995	24,749	16,113

Item 6.    Selected Financial Data (Continued)

(1)	A $1.7 million one-time non-cash charge related to the Guardian Transaction (more fully described in Note 6 to the Consolidated Financial Statements) was recorded in interest expense in 2000.

(2)
Upon consummation of the Combination Transaction in 1998, the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Miller is an independent oil and gas exploration, development and production company that has developed a base of producing properties and inventory of prospects concentrated primarily in Mississippi.

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Year Ended December 31,
	2001	2000	1999

Production volumes:
Crude oil and condensate (MBbls)	159.6	205.3	255.9
Natural gas (MMcf)	3,473.2	5,762.0	7,593.8
Natural gas equivalent (MMcfe)	4,430.9	6,993.8	9,129.2

Revenues:
Natural gas	$14,304	$20,745	$17,266
Crude oil and condensate	3,495	5,300	3,465

Operating expenses:
Lease operating expenses and production taxes	$2,944	$3,030	$1,704
Depletion, depreciation and amortization	13,431	17,457	16,066
Cost ceiling writedown	15,500	—	—
General and administrative	1,860	2,097	2,776

Interest expense	$1,184	$4,322	$3,519

Net loss	$(16,392)	$(977)	$(1,982)
Average sales prices:
Crude oil and condensate ($ per Bbl)	$21.90	$25.82	$13.54
Natural gas ($ per Mcf)	4.12	3.60	2.27
Natural gas equivalent ($ per Mcfe)	4.02	3.72	2.27

Average costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.66	$0.43	$0.19
Depletion, depreciation and amortization	3.03	2.49	1.76
Cost ceiling writedown	3.50	—	—
General and administrative	0.42	0.30	0.30

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Oil and natural gas revenues for the year ended December 31, 2001 decreased 32% to $17.8 million from $26.0 million for the year ended December 31, 2000. Oil and natural gas revenues for the years ended December 31, 2001 and 2000 include approximately $1.9 million and $2.0 million of hedging losses, respectively (see “Risk Management Activities and Derivative Transactions” below).

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Production volumes for natural gas during the year ended December 31, 2001 decreased 40% to 3,473 MMcf from 5,762 MMcf for the year ended December 31, 2000. Oil production volumes decreased 22% to 160 MBbls for the year ended December 31, 2001 compared to 205 MBbls for the same period of 2000. The decrease in production is primarily attributable to less than expected results from recent drilling activities. In 2002, the Company will focus more of its efforts toward drilling lower risk development wells and strategic reserve acquisitions, joint ventures and/or corporate combinations with the objective of reversing the declining production trend and adding to and diversifying the reserve base. Average realized natural gas prices increased 14% to $4.12 per Mcf for the year ended December 31, 2001 from $3.60 per Mcf for the year ended December 31, 2000 due to high natural gas commodity prices the Company experienced during the first quarter of 2001 that were partially offset by low prices during the fourth quarter of 2001. Average realized oil prices decreased 15% to $21.90 per barrel during the year ended December 31, 2001 from $25.82 per barrel for the year ended December 31, 2000 as oil commodity prices fell due primarily to the effect of the 2001 economic recession in the United States and the global oil supply imbalance.

Lease operating expenses (“LOE”) and production taxes for the year ended December 31, 2001 decreased 3% to $2.9 million from $3.0 million for the year ended December 31, 2000. The LOE component was unchanged at $1.9 million for 2001 and 2000.

Production taxes, however, decreased 9% to $1.0 million for 2001 compared to $1.1 million for 2000. The Mississippi production tax is calculated by taking 6% of the gross value of the crude oil and natural gas. It would, therefore, be expected that the change in production tax expense would approximate the same percentage decrease that oil and natural gas revenues experienced on a year over year basis. The State of Mississippi has enacted legislation that provides for production tax exemptions during periods of low commodity prices. The exemptions apply when the state-wide average monthly price for oil or natural gas falls below a level pre-determined by Statute. Due to oil and natural gas price volatility, the Mississippi production tax exemptions have phased in and out over the past two years which partially offsets the decrease in production taxes.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2001 decreased 23% to $13.4 million from $17.5 million for the year ended December 31, 2000, primarily due to decreased production volumes and a reduced property cost basis after ceiling test writedowns in the second and third quarters of 2001 (see below).

General and administrative expense for the year ended December 31, 2001 decreased 11% to $1.9 million from $2.1 million for the same period in 2000. This decrease is attributable to continuing efforts to control costs.

Using unescalated period-end prices (net of applicable basis adjustments) at December 31, 2001, of $2.55 per Mcf of natural gas and $16.72 per barrel of oil, the Company has recognized a non-cash cost ceiling writedown of $15.5 million for the year then ended. Sharply lower commodity prices at period-end, less than expected results from recent drilling activities and expiration of leaseholds are the primary factors for the aggregate cost ceiling writedown. In 2002, the Company will focus more of its efforts toward drilling lower risk development wells and strategic reserve acquisitions with the objective of reversing the declining production trend and adding reserves. Using unescalated period-end prices at December 31, 2000 of $8.65 per Mcfe, the Company had no impairment of oil and gas properties.

Interest expense for the year ended December 31, 2001 decreased 73% to $1.2 million from $4.3 million for the year ended December 31, 2000. The higher interest expense in 2000 is attributable to $1.7 million of non-cash interest expense that was required to be recorded in connection with the Guardian Convertible Note Payable and the issuance of common stock warrants to Guardian, more fully discussed in “Capital Resources and Liquidity” below and in Note 6 to the Consolidated Financial Statements and higher effective interest rates and average outstanding debt balance in 2000 compared to 2001.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”) which replaced the then existing credit facility with Bank of Montreal. In connection with extinguishment of the debt with Bank of Montreal, the Company reported an extraordinary loss, net of income taxes of $0.2 million for the remaining unamortized debt expenses for the year ended December 31, 2000.

Net loss for the year ended December 31, 2001 increased to $16.4 million from $1.0 million for the year ended December 31, 2000, as a result of the factors described above.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Oil and natural gas revenues for the year ended December 31, 2000 increased 26% to $26.0 million from $20.7 million for the year ended December 31, 1999, primarily as a result of increased prices for oil and natural gas. Oil and natural gas revenues for the years ended December 31, 2000 and 1999 include approximately $2.0 million and $0.3 million of hedging losses, respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for natural gas during the year ended December 31, 2000 decreased 24% to 5,762 MMcf from 7,594 MMcf for the year ended December 31, 1999. This decrease is attributable to declining production in the Mississippi Salt Basin properties. The Company installed compressors on all Company-operated properties in the Salt Basin and have reperforated and conducted other stimulation techniques to boost and/or stabilize production rates. The effect on natural gas production of the sale of the Company’s Antrim Shale properties in Michigan and certain non-strategic producing properties in Louisiana and Texas in early 1999 have been offset by increased production from non-Antrim Shale production in the Michigan Basin during 2000. Average natural gas prices increased 59% to $3.60 per Mcf for the year ended December 31, 2000 from $2.27 per Mcf for the year ended December 31, 1999 due to improved natural gas commodity prices during 2000. Oil production volumes decreased 20% to 205 MBbls for the year ended December 31, 2000 compared to 256 MBbls the same period of 1999. Decreased production in the Mississippi Salt Basin accounted for 18% of the change with the remaining 2% decline being attributable to the sale of producing properties in Louisiana and Texas in early 1999 and in June 2000. Average oil prices increased 91% to $25.82 per barrel during the year ended December 31, 2000 from $13.54 per barrel for the year ended December 31, 1999.

Lease operating expenses (“LOE”) and production taxes for the year ended December 31, 2000 increased 76% to $3.0 million from $1.7 million for the year ended December 31, 1999. LOE increased 27% to $1.9 million for 2000 compared to $1.5 million for 1999. This increase is comprised of a $0.6 million increase in expenses attributable to Mississippi Salt Basin wells and a $0.2 decrease in expenses resulting from the sale of producing properties in Michigan, Louisiana and Texas during 1999 and 2000. Compressor installation and related rental expenses and the costs of various reperforation and well stimulation projects account for the increased LOE on the Salt Basin properties.

Production taxes increased 450% to $1.1 million for 2000 compared to $0.2 million for 1999. Substantially all of this increase is attributable to the Salt Basin properties. Since June 2000, the average crude oil and natural gas prices exceeded the price ceiling established by the State of Mississippi, therefore exemption from the 6% production tax established by Mississippi Statute no longer applied. Also, since the Mississippi production tax is calculated by taking 6% of the gross value of the crude oil and natural gas, the upward trend in the amount of production tax expense followed the substantial increase in commodity prices that occurred during 2000.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2000 increased 9% to $17.5 million from $16.1 million for the year ended December 31, 1999, primarily due to an increased property cost basis from capital expenditures.

General and administrative expense for the year ended December 31, 2000 decreased 25% to $2.1 million from $2.8 million for the same period in 1999. This decrease is attributable to the cost reduction plan implemented in May 1999. The primary components of the general and administrative expense reduction

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

include: (1) a $0.7 million decrease in salaries, wages, and related employee benefits; (2) a $0.2 million decrease in legal and professional fees; and (3) a $0.1 million decrease in travel expenses. These decreases were offset by a $0.3 million reduction in the amount of capitalized general and administrative expenses in 2000.

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

Interest expense for the year ended December 31, 2000 increased 22% to $4.3 million from $3.5 million for the year ended December 31, 1999. This increase is attributable to $1.7 million of non-cash interest expense that was required to be recorded in connection with the Guardian Convertible Note Payable and the issuance of common stock warrants to Guardian, more fully discussed in “Capital Resources and Liquidity” below and in Note 6 to the Consolidated Financial Statements. Had the $1.7 million interest expense entry not been required, interest expense would have actually decreased by 25% to $2.6 million from $3.5 million. This decrease is attributable to a 58% reduction in total debt to $12.2 million at December 31, 2000 from $29.1 million at December 31, 1999 and the lower interest rate provided for under the Credit Facility agreement with the Company’s new lender, Bank One.

On July 19, 2000, the Company entered into a senior credit facility with Bank One which replaced the existing credit facility with Bank of Montreal. In connection with extinguishment of the debt with Bank of Montreal, the Company reported an extraordinary loss, net of income taxes of $0.2 million for the remaining unamortized debt expenses. Net loss for the year ended December 31, 2000, decreased to $1.0 million from $2.0 million for the year ended December 31, 1999, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary ongoing source of liquidity is cash generated from operations. Net cash provided by operating activities was $13.4 million, $16.1 million, and $12.9 million in 2001, 2000, and 1999, respectively. The decrease in cash provided in 2001 compared to 2000 was the primary result of a decline in operating income caused by declining production. The increase in cash provided in 2000 compared to 1999 was primarily attributable to improved operating results because of the significantly increased commodity prices in 2000 and to drilling advances received from joint interest partners relating to the drilling of wells.

The Company’s primary use of cash has been for its exploration and development activities. Net cash provided by (used in) investing activities was $(10.0) million, $(7.6) million, and $4.0 million in 2001, 2000, and 1999, respectively. The increase in cash used in 2001 compared to 2000 was attributable to increased exploration and development expenditures and a decrease in proceeds from the sale of oil and gas properties. The increase in cash used in 2000 compared to 1999 was due to a $13.3 million decrease in proceeds from the sale of oil and gas properties offset by a decrease in exploration and development expenditures of $1.7 million.

The Company’s primary sources (and uses) of capital have been from the Company’s bank credit facilities. Net cash used in financing activities was $(5.5) million, $(9.9) million, and $(13.2) million in 2001, 2000, and 1999, respectively. The decrease in cash used in 2001 compared to 2000 is attributable to a lower net reduction  in long-term debt in 2001 compared to 2000 and the result of the $7.0 million in proceeds from the issuance  of common stock in 2000. The decrease in cash used in 2000 compared to 1999 was primarily a result of  $7.0 million in proceeds from the issuance of common stock offset by a reduction in net borrowings on long-term debt.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing Arrangements

On July 19, 2000, the Company entered into a new senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. The Company’s new borrowing base determined by Bank One as of March 1, 2002, was $6.5 million. Commencing June 1, 2002, the borrowing base will be reduced by $0.35 million per month until the next re-determination scheduled for July 1, 2002. At December 31, 2001, the outstanding balance under the Company’s credit facility with Bank One was $3.0 million.

The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As of December 31, 2001, the Company requested and obtained a waiver from Bank One of non-compliance with the current ratio and maintenance of specified levels of commodity hedge covenants as required by the credit facility. The Company also requested an amendment to the minimum net worth covenant that would exclude cost ceiling writedowns from the calculations. Bank One has agreed to provide this amendment. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the “Veritas Note”), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

On April 14, 1999, the Company also entered into an agreement (the “Warrant Agreement”) to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company’s option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company’s Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognizes the prepaid interest into expense over the period to which it relates. For the years ended December 31, 2000 and 1999, the Company recognized non-cash interest expense of approximately $752,000 and $600,000, respectively, related to the Veritas Note Payable. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock. The Warrant Agreement was also amended on July 19, 2000.

Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9 ¾%, provided the entire note balance was paid in full by December 31, 2001. Since the Veritas Note was not paid in full by December 31, 2001, the note bears interest at 13 ¾% until paid in full, and is payable on each October 15 and April 15 until the principal is paid in full. The Company has accrued additional interest of $182,000 at the incremental 4% rate for the period of October 15, 2000 through December 31, 2001. Interest was required to be paid in warrants under the terms of

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at December 31, 2001 with the entire balance classified as long-term in the accompanying financial statements.

The Veritas Note requires that proceeds from the exercise of warrants issued to Guardian and Eagle be used to pay interest and principal on the amended Veritas Note until paid in full. Refer to Note 6 of the Consolidated Financial Statements for further information regarding the Guardian and Eagle Transactions in 2000.

Liquidity

The Company’s primary ongoing source of liquidity is from cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. During the course of the year, the amount outstanding under the credit facility will vary, as the Company’s approach is to borrow under the facility as needed to fund capital expenditures and pay-down the balance when cash is available in order to reduce interest charges.

As of December 31, 2001, the Company had a working capital deficit of $3.9 million, primarily due to substantial drilling in the fourth quarter of 2001 and a pay-down of the credit facility balance. Correspondingly, the credit facility balance outstanding at December 31, 2001, was $3.0 million, compared to the Company’s new borrowing base on March 1, 2002, of $6.5 million. The Company expects that it will utilize its operational cash flows for 2002 to meet its working capital requirements and fund its capital expenditures through a mix of operational funds and additional borrowings under the credit facility.

The Company anticipates 2002 capital expenditures will be approximately $3.0 million, net of savings associated with promoted and carried interests in wells to be drilled in 2002. The Company is currently in discussions with prospective partners regarding these promotes and carries. In the event these cannot be agreed to with the partners, the Company may be required to incur additional capital expenditures or not participate in the drilling of wells. Capital expenditures will be used to fund drilling and development activities, processing of additional seismic data and leasehold acquisitions and extensions in the Company’s project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the year ended December 31, 2001 were approximately $10.0 million.            Despite the reduced capital expenditure budget, the Company intends to drill the same number of gross wells as it did in 2001. The significant decrease in expenditures anticipated for 2002 is due to the above-mentioned carries and promotes, and because the drilling activities for 2002 are in shallower, less expensive, lower risk wells.

The Company’s revenues, profitability, future growth and ability to borrow funds or obtain additional capital are highly dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. A continuation of the significantly lower oil and gas prices experienced by the Company in the fourth quarter of 2001, as compared to historical averages, would likely have an adverse effect on the Company’s liquidity, financial condition and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company’s exploration and development program and less than expected results from drilling activities. In 2002, the Company will focus more of its efforts toward drilling

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

lower risk development wells and strategic reserve acquisitions with the objective of reversing the declining production trend and adding reserves. While the Company believes that cash flow from operations and the credit facility should allow the Company to implement its present business strategy through 2002, additional debt or equity financing may be required in the future to fund the Company’s growth, development and exploration program, and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

Future Financing Obligations

The Company’s credit facility expires in January 2003 and the Veritas Note matures in July 2003. Based upon the Company’s projected oil and gas reserves at the end of 2002, the Company believes it will have sufficient oil and gas reserves to support its borrowing base when the credit facility expires and the Company intends to amend, extend or replace the credit facility (with the same or alternative lender) before it expires and the Veritas Note before it matures. In the event the Company is unable to amend, extend or replace the credit facility or Veritas Note, the Company believes it would be able to fulfill these obligations through the use of available cash flows; the identification of additional sources for debt or equity financings; or the sale of interests in its oil and gas properties. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet future financing obligations and cause the Company to further curtail its exploration and development activities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements, except for the operating lease obligations presented below.

Contractual Obligations and Commercial Commitments

Summarized below are the contractual obligations and other commercial commitments of the Company as of December 31, 2001.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2002	2003	2004	2005	2006 and Beyond
Long-Term Debt	$6,696	$—	$6,696	$—	$—	$—
Operating Leases	333	273	60	—	—	—

Total Contractual Cash Obligations	$7,029	$273	$6,756	$—	$—	$—

	Commitment Expiration by Period (in thousands)
Commercial Commitments	Total	2002	2003	2004	2005	2006 and Beyond
Bank One Credit Facility*	$6,500	$—	$6,500	$—	$—	$—

*	As of December 31, 2001, $3.0 million was outstanding under the Facility, which is included in the Long-Term Debt balance in the table above.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

Commodity Price Hedges

The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedge transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the years ended December 31, 2001, 2000, and 1999, the Company hedged 54%, 54%, and 45% of its oil and gas production, respectively, and as of December 31, 2001, the Company had 0.5 Bcfe of open oil and natural gas contracts for the months of January 2002 through October 2002. If all of these open contracts had been settled as of December 31, 2001, the Company would have received approximately $0.1 million.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amended by Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and Statement No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities” (hereinafter collectively referred to as SFAS No. 133). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Refer to Note 8 of the Consolidated Financial Statements for further discussion of the adoption of SFAS No. 133.

Critical Accounting Policies

The results of operations, as presented above, are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions, and estimates that may result in different financial presentations. The Company believes that certain accounting principles are critical in understanding its financial statements.

Full Cost Method of Accounting

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company’s acquisition, exploration and development activities, are capitalized in a “full cost pool” as incurred. The Company records depletion of its full cost pool using the unit-of-production method. SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool, net of deferred income taxes, may not exceed the net present value of the Company’s proved oil and gas reserves plus the lower of cost or market of unproved properties. Any such excess costs should be charged against earnings.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved oil and natural gas properties. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.

New Accounting Standards

In addition to the identified critical accounting policies discussed above, future results could be affected by a number of new accounting standards that recently have been issued.

SFAS No. 141, Business Combinations

SFAS No. 141, issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and the use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in the Company accounting for any future business combinations under the purchase method of accounting, but will not change the method of accounting used in previous business combinations.

SFAS No. 142, Goodwill and Other Intangible Assets

SFAS No. 142, also issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead by reviewed for impairment on an annual basis. The Company has no goodwill recorded as of December 31, 2001, so the Company does not expect an impact from the adoption of this standard.

SFAS No. 143, Accounting for Asset Retirement Obligations

SFAS No. 143, issued in August 2001, requires adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is currently studying the effects of the new standard.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

SFAS No. 144, issued in October 2001, supersedes SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 must be adopted effective January 1, 2002; however, the Company does not expect an impact from this adoption since it follows the full cost method of accounting which requires long-lived oil and gas property costs to be tested for impairment based on its full cost ceiling (refer to previously referenced Critical Accounting Policies).

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effects of Inflation and Changes in Price

Crude oil and natural gas commodity prices have been very volatile and unpredictable during the three year period ending December 31, 2001. The wide fluctuations that have occurred during the past three years have had a significant impact on the Company’s results of operations, cash flow, liquidity, and financial budgeting. Recent rates of inflation have had a minimal effect on the Company.

Environmental and Other Regulatory Matters

The Company’s business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties.

Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed thereby frequently change and become subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company’s business, financial condition and results of operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity. Refer to Note 9 of the Consolidated Financial Statements for further discussion of legal and environmental matters.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

Market Risk Information

The market risk inherent in the Company’s derivatives is the potential loss arising from adverse changes in commodity prices. The prices of oil and natural gas are subject to fluctuations resulting from hanges in supply and demand. To reduce price risk caused by the market fluctuations, the Company’s policy is to hedge (through the use of derivatives) future production.

Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of oil and natural gas.

A sensitivity analysis model was used to calculate the fair values of the Company’s derivatives rates in effect at December 31, 2001. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values of the derivatives. The results of this analysis, which may differ from actual results, showed this type of change would not have a material impact on the fair value of the derivatives previously stated ($0.1 million at December 31, 2001, as discussed in the “Risk Management Activities and Derivative Transactions” section above).

Item 8. Financial	Statements and Supplementary Data.

The information required hereunder is included in this report as set forth in the “Index to Financial Statements” on Page F-1.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors	and Executive Officers of the Registrant.

The information regarding directors of the Company contained under the captions “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s annual meeting of stockholders to be held on May 23, 2002 is here incorporated by reference.

Item 11. Executive	Compensation.

The information contained under the captions “Compensation of Directors” and “Executive Compensation” in the definitive Proxy Statement for the Company’s annual meeting of stockholders to be held on May 23, 2002 is here incorporated by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management.

The information contained under the captions “Voting Securities,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive Proxy Statement for the Company’s annual meeting of stockholders to be held on May 23, 2002 is here incorporated by reference.

Item 13. Certain	Relationships and Related Transactions.

The information contained under the captions “Voting Securities,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the definitive Proxy Statement for the Company’s annual meeting of stockholders to be held on May 23, 2002 is here incorporated by reference.

PART IV

Item 14. Exhibits,	Financial Statements, Schedules, and Reports on Form 8-K.

Item 14(a)(1).    Financial Statements.    See “Index to Financial Statements” set forth on page F-1.

Item 14(a)(2).    Financial Statement Schedules.    Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.

Item 14(a)(3).    Exhibits.    The following exhibits are filed as a part of this report.

Exhibit No.		Description
2.1		Exchange and Combination Agreement dated November 12, 1997. Previously filed as exhibit 2.1 to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(a)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(b)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(c)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.3	(a)
Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil Corporation. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.3	(b)
First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

3.1		Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

3.2		Bylaws of the Registrant. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

4.1		Certificate of Incorporation. See Exhibit 3.1.

4.2		Bylaws. See Exhibit 3.2.

4.3		Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

4.4
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 1,562,500 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.5
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 2,500,000 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.6
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 9,000,000 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.7
Amendment to Promissory Note, Warrant and Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated July 19, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

10.1	(a)	Stock Option and Restricted Stock Plan of 1997.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

Exhibit No.		Description

10.1	(b)	Form of Stock Option Agreement.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

10.1	(c)	Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

10.2		Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.*

10.3
Lease Agreement between Miller Oil Corporation and C.E. and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.4
Letter Agreement dated November 10, 1997, between Miller Oil Corporation and C.E. Miller, regarding sale of certain assets. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.5
Amended Service Agreement dated January 1, 1997, between Miller Oil Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.6
Form of Registration Rights Agreement (included as Exhibit E to Exhibit 2.1). Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.7
$2,500,000 Promissory Note dated November 26, 1997 between Miller Oil Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.8
Form of Indemnification and Contribution Agreement among the Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.9
Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.10
$4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.11
Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.12
Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.13
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated March 16, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.14
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 18, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.15
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

Exhibit No.	Description

10.16
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated June 30, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.17
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated October 18, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and here incorporated by reference.

10.18	Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7, 1998.

10.19
Form of Employment Agreement for Lew P. Murray dated February 9, 1998.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and here incorporated by reference.

10.20
Form of Employment Agreement for Michael L. Calhoun dated February 9, 1998.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and here incorporated by reference.

10.21
Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Preciously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.22
Promissory Note between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.23
Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.24
Form of Subscription Agreement between Miller Exploration Company and ECCO Investments, LLC dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.25
Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc. dated July 12, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.26
Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000.

11.1	Computation of Earnings per Share.

21.1	Subsidiaries of the Registrant. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

23.1	Consent of S.A. Holditch & Associates.

23.2	Consent of Miller and Lents, Ltd.

23.3	Consent of Arthur Andersen LLP.

24.1	Limited Power of Attorney.

*	Management contract or compensatory plan or arrangement.

Item 14(b).    The Company filed no reports on Form 8-K during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER EXPLORATION COMPANY

By	/s/ KELLY E. MILLER
Kelly E. Miller President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ *C.E. MILLER C.E. Miller	Chairman of the Board	March 22, 2002

/s/ KELLY E. MILLER Kelly E. Miller	Director (Principal Executive Officer)	March 22, 2002

/s/ DEANNA L. CANNON Deanna L. Cannon	(Principal Financial and Accounting Officer)	March 22, 2002

/s/ * ROBERT M. BOEVE Robert M. Boeve	Director	March 22, 2002

/s/ *PAUL A. HALPERN Paul A. Halpern	Director	March 22, 2002

/s/ *RICHARD J. BURGESS Richard J. Burgess	Director	March 22, 2002

*By	DEANNA L. CANNON
Deanna L. Cannon Attorney-in-Fact

ARTHUR ANDERSEN LLP

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Miller Exploration Company:

We have audited the accompanying consolidated balance sheets of MILLER EXPLORATION COMPANY (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Exploration Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
March 8, 2002

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201	$2,292
Restricted cash	—	69
Accounts receivable	3,076	4,474
Inventories, prepaids and advances to operators	523	316
Total current assets	3,800	7,151
OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	146,649	131,872
Unproved oil and gas properties	11,244	16,109
Less-Accumulated depreciation, depletion and amortization	(124,618)	(95,948)
Net oil and gas properties	33,275	52,033
OTHER ASSETS (Note 2)	512	694
Total assets	$37,587	$59,878

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$1,034
Accounts payable	2,767	3,572
Accrued expenses and other current liabilities	4,974	3,928
Total current liabilities	7,741	8,534
LONG-TERM DEBT	6,696	11,196
DEFERRED INCOME TAXES	5,743	6,202
DEFERRED REVENUE	—	20
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY (Note 6):
Common stock warrants, 13,350,498 and 15,694,248 outstanding at December 31, 2001 and 2000, respectively	860	1,759
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,478,853 and 19,302,254 shares outstanding at December 31, 2001 and 2000, respectively	195	193
Other comprehensive income	89	—
Additional paid in capital	77,251	76,570
Retained deficit	(60,988)	(44,596)
Total equity	17,407	33,926
Total liabilities and equity	$37,587	$59,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2001	2000	1999

REVENUES:
Natural gas	$14,304	$20,745	$17,266
Crude oil and condensate	3,495	5,300	3,465
Other operating revenues	269	522	200

Total operating revenues	18,068	26,567	20,931

OPERATING EXPENSES:
Lease operating expenses and production taxes	2,944	3,030	1,704
Depreciation, depletion and amortization	13,431	17,457	16,066
General and administrative	1,860	2,097	2,776
Cost ceiling writedown	15,500	—	—

Total operating expenses	33,735	22,584	20,546

OPERATING INCOME (LOSS)	(15,667)	3,983	385

INTEREST EXPENSE:
Interest on notes and bank debt	(1,184)	(2,594)	(3,519)
Interest on capital transactions	—	(1,728)	—

Total interest expense	(1,184)	(4,322)	(3,519)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(16,851)	(339)	(3,134)

INCOME TAX PROVISION (CREDIT) (Note 3)	(459)	472	(1,152)

LOSS BEFORE EXTRAORDINARY ITEM	(16,392)	(811)	(1,982)

EXTRAORDINARY ITEM–LOSS FROM EARLY EXTINGUISHMENT OF DEBT, LESS APPLICABLE INCOME TAXES	—	(166)	—

NET LOSS	$(16,392)	$(977)	$(1,982)

EARNINGS (LOSS) PER SHARE (Note 4)
Basic	$(0.84)	$(0.07)	$(0.16)

Diluted	$(0.84)	$(0.07)	$(0.16)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock Warrants	Preferred Stock	Common Stock	Additional Paid In Capital	Deferred Compensation	Other Compre- hensive Income	Retained Deficit

BALANCE—December 31, 1998	$—	$—	$126	$67,136	$(876)	$—	$(41,637)
Issuance of restricted stock and benefit plan shares	—	—	—	(500)	794	—	—
Issuance of non-employee directors’ shares	—	—	1	88	—	—	—
Common stock warrants issued	845	—	—	—	—	—	—
Forfeiture of restricted shares	—	—	—	(34)	34	—	—
Net loss	—	—	—	—	—	—	(1,982)

BALANCE—December 31, 1999	845	—	127	66,690	(48)	—	(43,619)
Issuance of restricted stock and benefit plan shares	—	—	—	81	48	—	—
Common stock warrants issued	1,414	—	—	—	—	—	—
Common stock warrants exercised	(500)	—	5	495	—	—	—
Issuance of non-employee directors’ shares	—	—	1	216	—	—	—
Issuance of common stock			60	9,088
Net loss	—	—	—	—	—	—	(977)

BALANCE—December 31, 2000	1,759	—	193	76,570	—	—	(44,596)
Common stock warrants expired	(899)	—	—	463	—	—	—
Issuance of benefit plan shares	—	—	1	80	—	—	—
Issuance of non-employee directors’ shares	—	—	1	138	—	—	—
Adoption of new accounting standard (Note 8)	—	—	—	—	—	(5,685)	—
Change in unrealized gains (losses)	—	—	—	—	—	5,774	—
Net loss	—	—	—	—	—	—	(16,392)

BALANCE—December 31, 2001	$860	$—	$195	$77,251	$—	$—	$(60,988)

Disclosure of Comprehensive Income:

	For the Year Ended December 31,
	2001	2000	1999
Net loss	$(16,392)	$(977)	$(1,982)
Other comprehensive income	89	—	—

Total comprehensive income (loss)	$(16,303)	$(977)	$(1,982)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS OPERATING ACTIVITIES:
Net loss	$(16,392)	$(977)	$(1,982)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Depreciation, depletion and amortization	13,431	17,457	16,066
Cost ceiling writedown	15,500	—	—
Deferred income taxes	(459)	387	(1,067)
Warrants and stock compensation	(214)	1,262	1,228
Extraordinary item	—	166	—
Deferred revenue	(20)	(34)	(34)
Changes in assets and liabilities—
Restricted cash	69	(65)	(4)
Accounts receivable	1,398	106	(621)
Other current assets	(120)	(272)	—
Other assets	(41)	189	48
Accounts payable	(805)	100	(3,347)
Accrued expenses and other current liabilities	1,046	(2,236)	2,599

Net cash flows provided by operating activities	13,393	16,083	12,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(9,972)	(8,592)	(10,265)
Proceeds from sale of oil and gas properties and purchases of equipment, net	22	947	14,296

Net cash flows used in investing activities	(9,950)	(7,645)	4,031

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(21,698)	(28,519)	(15,717)
Borrowing on long-term debt	16,164	11,639	2,490
Common stock proceeds	—	7,022	—

Net cash flows used in financing activities	(5,534)	(9,858)	(13,227)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,091)	(1,420)	3,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,292	3,712	22

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$201	$2,292	$3,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$978	$2,117	$3,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Nature of Operations

The Combination Transaction

Miller Exploration Company (“Miller” or the “Company”) was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the “Combination Transaction”). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation (“MOC”), the Company’s predecessor, and certain oil and gas interests (collectively, the “Combined Assets”) owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the “affiliated entities,” all Michigan corporations owned by Miller family members who were beneficial owners of MOC) in exchange for an aggregate consideration of approximately 5.3 million shares of Common Stock of Miller. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with consummation of an initial public offering (the “Offering”).

Initial Public Offering

On February 9, 1998, the Company completed the Offering of its Common Stock and concurrently completed the Combination Transaction. On that date, the Company sold 5.5 million shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 62,500 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters’ over-allotment option.

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

In November 1997, the Company entered into a Purchase and Sale Agreement, whereby the Company acquired interests in certain crude oil and natural gas producing properties and undeveloped properties from Amerada Hess Corporation for $48.8 million, net of post-closing adjustments. This purchase was consummated concurrently with the Offering. This acquisition was accounted for under the purchase method of accounting and was financed with the use of proceeds from the Offering and with new bank borrowings.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Summary of Significant Accounting Policies

Oil and Gas Properties

The Company follows the full cost method of accounting and capitalizes all costs related to its exploration and development program, including the cost of nonproductive drilling and surrendered acreage. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Under this method, the proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs, and gains and losses are not recognized. The capitalized costs are amortized on an overall unit-of-production method based on total estimated proved oil and gas reserves. Additionally, certain costs associated with major development projects and all costs of unevaluated leases are excluded from the depletion base until reserves associated with the projects are proved or until impairment occurs. During 2001, the Company determined that approximately $6.1 million of unevaluated leasehold costs were impaired and, pursuant to the full cost method, these costs were reclassified to the proved oil and gas properties category where the costs are subject to amortization.

To the extent that capitalized costs within the full cost pool, net of deferred income taxes, exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. Using unescalated period-end prices at (net of basis adjustments) December 31, 2001, of $2.55 per Mcf of natural gas and $16.72 per barrel of oil, the Company has recognized a non-cash cost ceiling writedown of $7.0 million. This is in addition to $8.5 million of cost ceiling writedowns previously recognized by the Company in 2001. Using unescalated period-end prices (net of basis adjustments) at December 31, 2000, of $8.65 per Mcfe, the Company had no impairment of oil and gas properties. Using unescalated period-end prices (net of basis adjustments) at December 31, 1999 of $2.38 per Mcfe, the Company would have recognized a non-cash impairment of oil and gas properties in the amount of approximately $1.2 million. However, on the basis of the improvements in commodity prices experienced subsequent to period-end of $2.80 per Mcfe in March 2000, the Company determined that a writedown was not required.

Property and Equipment

Property and equipment is included in other assets in the accompanying consolidated Balance Sheets and consists primarily of office furniture, equipment and computer software and hardware. Depreciation and amortization are calculated using straight-line and accelerated methods over the estimated useful lives of the related assets. The estimated useful lives for each category of fixed assets are: buildings and improvements (10-20 years); office furniture and equipment (7-10 years) and computer software and hardware (3-5 years).

Revenue Recognition

Crude oil and natural gas revenues are recognized as production takes place and the sale is completed and the risk of loss transfers to a third party purchaser.

Other Operating Revenues

The majority of the other operating revenues are reimbursements for general and administrative services that the Company performs on behalf of partners and investors in jointly owned oil and gas properties. All other management fees that were earned for exploration and development services have been credited against oil and gas property costs.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of oil field casing, tubing and related equipment for wells. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and U.S. Government securities with original maturities of three months or less.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 2001 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved oil and natural gas properties. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.

Comprehensive Income (Loss)

On January 1, 2001, the Company adopted SFAS No. 133 regarding certain financial derivative contracts used to hedge the price risk on future oil and gas production. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The fair value of remaining financial derivative contracts at December 31, 2001 is approximately $0.1 million. This amount is reflected in other current assets in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income.

Restricted Cash

In 1999, the Company entered into escrow agreements at the request of certain joint interest partners regarding the drilling of certain wells operated by the Company. Terms of the escrow agreements require the parties to the agreements to deposit their proportionate share of the estimated costs of drilling each subject well into a separate escrow account. The escrow account is controlled by an independent third party agent and is restricted to the sole purpose of processing payments to vendors and suppliers for charges and expenses associated with the drilling of the wells covered by the escrow agreements. The amounts recorded as restricted cash in the Consolidated Balance Sheets represent the Company’s share of funds on deposit in the escrow accounts. Once the agreed upon drilling procedures have been completed, any remaining funds in the escrow accounts will be promptly returned to the respective joint interest partners in the same proportion as the original contributions into the escrow accounts. There was no restricted cash balance at December 31, 2001.

Other

For significant accounting policies regarding income taxes, see Note 3; for earnings per share, see Note 4; for financial instruments, see Note 7; for risk management activities and derivative transactions, see Note 8; and for stock-based compensation, see Note 10.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The effective income tax rate for the Company for the years ended December 31, 2001, 2000 and 1999, was different than the statutory federal income tax rate for the following reasons (in thousands):

	2001	2000	1999
Net loss	$(16,392)	$(977)	$(1,982)
Add back:
Extraordinary item	—	166	—
Income tax provision (credit)	(459)	472	(1,152)

Pre-tax loss	(16,851)	(339)	(3,134)

Income tax provision (credit) at the federal statutory rate	(5,729)	(115)	(1,066)
Cost ceiling test writedown	5,270	—	—
Nondeductible interest expense	—	587	—
All other, net	—	—	(86)

Income tax provision (credit)	$(459)	$472	$(1,152)

The components of the provision of income taxes for the year ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000		1999
Currently payable	$—	$		$—
Deferred to future periods	(459)		472	(1,152)

Total income taxes	$(459)		$472	$(1,152)

The principal components of the Company’s deferred tax assets (liabilities) recognized in the balance sheet as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Deferred tax assets (liabilities):
Unsuccessful well and lease costs	$(6,556)	$(6,435)
Intangible drilling costs	(11,904)	(9,497)
Other property basis differences	827	(1,670)
Net operating loss carryforward	11,890	11,400
Net deferred tax liability	$(5,743)	$(6,202)

At December 31, 2001, the Company had regular tax net operating loss carryforwards of approximately $35.0 million. This loss carryforward amount will expire during 2018. The Company also had a percentage depletion carryforward of approximately $3.6 million at December 31, 2001, which is available to offset future federal income taxes payable and has no expiration date.

(4)    Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Earnings Per Share (Continued)

Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

The computation of earnings per share for the year ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):

	2001	2000	1999
Net loss before extraordinary item attributable to basic and diluted EPS	$(16,392)	$(811)	$(1,982)
Extraordinary item	—	(166)	—

Net loss	$(16,392)	$(977)	$(1,982)

Weighted average common shares outstanding applicable to basic EPS	19,442	13,361	12,633
Add: options and warrants	—	—	—

Weighted average common shares outstanding applicable to diluted EPS	19,442	13,361	12,633

Net loss per share—Basic
Net loss before extraordinary item	$(0.84)	$(0.06)	$(0.16)
Extraordinary item	—	(0.01)	—

Net loss	$(0.84)	$(0.07)	$(0.16)

Net loss per share—Diluted
Net loss before extraordinary item	$(0.84)	$(0.06)	$(0.16)
Extraordinary item	—	(0.01)	—

Net loss	$(0.84)	$(0.07)	$(0.16)

Options and warrants were not included in the computation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 because their effect was antidilutive, based on the current market price of the underlying Common Stock.

(5)    Long-Term Debt

Bank Debt

On July 19, 2000, the Company entered into a new senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4%, at the Company’s option. The Company’s new borrowing base determined by Bank One as of March 1, 2002, was $6.5 million. Commencing June 1, 2002, the borrowing base will be reduced $0.35 million each month until the next re-determination scheduled for July 1, 2002. At December 31, 2001, the outstanding balance under the Company’s credit facility with Bank One was $3.0 million. The weighted average interest rate for the credit facility at December 31, 2001, was 6.1%.

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Long-Term Debt (Continued)

investments and mergers and consolidation. As of December 31, 2001, the Company requested and obtained a waiver from Bank One for non-compliance with the current ratio and maintenance of specified levels of commodity hedge covenants as required by the credit facility. The Company also requested an amendment to the minimum net worth covenant that would exclude cost ceiling writedowns from the calculations. Bank One has agreed to provide this amendment. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

Veritas Note

On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the “Veritas Note”), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

On April 14, 1999, the Company also entered into an agreement (the “Warrant Agreement”) to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company’s option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company’s Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognizes the prepaid interest into expense over the period to which it relates. For the years ended December 31, 2000 and 1999, the Company recognized non-cash interest expense of approximately $752,000 and $600,000, respectively, related to the Veritas Note Payable. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock. The Warrant Agreement was also amended on July 19, 2000.

Under the terms of the amended note and warrant agreements, the maturity of the Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9¾%, provided the entire note balance was paid in full by December 31, 2001. Since the Veritas Note was not paid in full by December 31, 2001, the note bears interest at 13 3/4% until paid in full and is payable on each October 15 and April 15 until the principal is paid in full. The Company has accrued additional interest of $182,000 at the incremental 4% rate for the period of October 15, 2000 through December 31, 2001. Interest was required to be paid in warrants under the terms of the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

Under the amended Veritas Note, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at December 31, 2001 with the entire balance classified as long-term in the accompanying financial statements.

Any additional proceeds derived from the exercise of the Guardian or Eagle warrants issued (see Note 6) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Long-Term Debt (Continued)

The Company’s long-term debt consisted of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Bank One Credit Facility	$3,000	$7,500
Veritas Note	3,696	3,696
AHC Note	—	1,034

Total	6,696	12,230
Less current portion of long-term debt	—	(1,034)

	$6,696	$11,196

The Company’s credit facility expires in January 2003 and the Veritas Note matures in July 2003. Based upon the Company’s projected oil and gas reserves at the end of 2002, the Company believes it will have sufficient oil and gas reserves to support its borrowing base when the credit facility expires and the Company intends to amend, extend or replace the credit facility (with the same or alternative lender) before it expires and the Veritas Note before it matures. In the event the Company is unable to amend, extend or replace the credit facility or Veritas Note, the Company believes it would be able to fulfill these obligations through the use of available cash flows; the identification of additional sources for debt or equity financings; or the sale of interests in its oil and gas properties. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet its future financing obligations and cause the Company to further curtail its exploration and development activities.

(6)	Capital Transactions and Common Stock Warrants

Capital Transactions

On July 11, 2000, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Guardian. Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable, for 1,562,500, 2,500,000 and 9,000,000 shares of the Company’s Common Stock, respectively. Conversion of the note and exercise of the warrants were subject to stockholder approval, which was obtained at a stockholder meeting on December 7, 2000. Until the stockholders approved the conversion of the note, the Company accrued interest at an amount equal to the prime rate plus 10% per annum (or 19.5%). The accrual of interest was required under Emerging Issues Task Force (“EITF”) 85-17 even though no interest was owed on this note since the stockholders approved the conversion of the note. Accordingly, the Company incurred approximately $0.4 million of interest expense on this convertible note during the year ended December 31, 2000.

Under current accounting pronouncements, in determining the beneficial conversion feature of the Guardian convertible note, the Company was required to assume that the fair value of the Guardian transaction was the closing price of the Company’s common stock on the commitment date (July 11, 2000) which was the date the agreements were signed ($1.56 per share) versus the value agreed to by both parties of $1.35 per share using various valuation methodologies. The difference between these values of $.21 per share resulted in a non-cash charge to interest expense of $0.8 million on the date of stockholder approval of the note conversion. Also, the Company was required to use a value of $1.56 per share of Company Common Stock to allocate value to the warrants issued to Guardian. This also resulted in a non-cash charge to interest expense of $0.5 million, making a total of $1.3 million charge to interest expense related to valuation of the Guardian Transaction. These charges to interest expense are the result of using a prescribed fair value for our stock in accounting for these transactions which may not represent the actual value of the Guardian Transaction.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Capital Transactions and Common Stock Warrants (Continued)

On July 11, 2000, the Company also signed a letter agreement (the “Eagle Transaction”) to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle, an affiliated entity controlled by C. E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of common stock. Consummation of this transaction with Eagle was approved by the stockholders at a meeting on December 7, 2000.

Also on July 11, 2000, the Company entered into a Subscription Agreement with ECCO Investments, LLC (“ECCO”), pursuant to which ECCO purchased 370,370 shares of the Company’s common stock for an aggregate purchase price of $0.5 million or $1.35 per share.

Common Stock Warrants

At December 31, 2001, the Company has the following Common Stock Warrants outstanding:

Warrants	Exercise Price	Expiration Date
3,750,000 shares	2.50	December 7, 2002
600,498 shares	0.01	June 21, 2004
9,000,000 shares	3.00	December 7, 2004

Warrants issued for 2,343,750 shares with an exercise price of $1.35 per share expired on December 7, 2001 without being exercised.

(7)	Financial Instruments

The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

Cash, Restricted Cash, Temporary Cash Investments, Accounts Receivables, Accounts Payable and Notes Payable

The carrying amount approximates fair value because of the short maturity of those instruments.

Long-Term Debt

The interest rate on the Credit Facility is reset as Bank One’s prime rate changes to reflect current market rates. Consequently, the carrying value of the credit facility approximates fair value.

Hedging Arrangements

Refer to Note 8 for a description of the Company’s price hedging arrangements and the fair values of the arrangements.

(8)	Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Risk Management Activities and Derivative Transactions (Continued)

Commodity Price Hedges

The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedge transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the years ended December 31, 2001, 2000, and 1999, the Company hedged 54%, 54%, and 45% of its oil and gas production, respectively, and as of December 31, 2001, the Company had 0.5 Bcfe of open oil and natural gas contracts for the months of January 2002 through October 2002. If all of these open contracts had been settled as of December 31, 2001, the Company would have had received approximately $0.1 million.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amended by Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and Statement No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities” (hereinafter collectively referred to as SFAS No. 133). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 was adopted by the Company as of January 1, 2001 and the Company completed the process of identifying all derivative instruments, determining fair market values of derivatives designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships.

Certain financial derivative contracts used to hedge the price risk on future production qualify under the provisions of SFAS No. 133 as cash flow hedges. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The impact on January 1, 2001, of adopting SFAS No. 133 increased liabilities by approximately $5.7 million with a corresponding decrease in other comprehensive income (loss) in the Consolidated Statement of Equity since the contracts outstanding on that date met the specific hedge accounting criteria. All of the contracts that were outstanding on January 1, 2001, were settled in 2001 (with any hedge gains or losses being realized at the time of production). The fair value of remaining financial derivative contracts at December 31, 2001 is approximately $0.1 million. This amount is reflected in other current assets in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income.

(9)	Commitments and Contingencies

Leasing Arrangements

The Company leases its office building in Traverse City, Michigan from a related party. The lease term is for five years beginning in 1998 and contains an annual 4% escalation clause. In 2001, the Company sub-leased

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Commitments and Contingencies (Continued)

approximately 1,900 square feet of its office space to an unrelated third party for two years. The Company also leases office space in Houston, Texas; Jackson, Mississippi; and Columbia, Mississippi; as well as warehouse space in Columbia, Mississippi. The lease agreements in Houston and Jackson were signed by the Company in February 1998 and April 1998, respectively. Each lease has a five-year term. The lease for office and warehouse space in Columbia was signed in June 2001 for a one-year term.

Future minimum lease payments required of the Company for years ending December 31, are as follows (in thousands):

2002	273
2003	60
Thereafter	—

$333

Total net rent expense under these lease arrangements was $280,502, $261,990 and $255,078 for the years ended December 31, 2001, 2000 and 1999 respectively.

Employee Benefit Plan

The Company has a qualified 401(k) savings plan (the “Plan”) covering substantially all eligible employees. The Plan provides for discretionary matching contributions by the Company. Matching contributions have been made in the form of Company stock. Contributions charged against operations totaled $74,139, $50,650 and $189,421 for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by their own negligence, conduct, bad faith or fault. The Company believes the claim is without merit and will continue to vigorously contest it.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The disputes for which the Company demands arbitration include but

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Commitments and Contingencies (Continued)

are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which the Company proposed to drill “would not satisfy the mandatory drilling obligations” under the K2/Blackfeet IMDA. The Company contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths. The Bureau of Indian Affairs (“BIA”) has responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company has also filed an appeal brief with the Interior Department Appeals Division. On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling has been appealed to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. The Company believes the judgment plus any associated costs will be covered by insurance.

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. The Company is preparing its response. The Company believes any costs associated with this lawsuit will be covered by insurance.

The Company was named in a lawsuit brought by Charles Strictland, employee of BJ Services, Inc., on September 30, 1999. The suit claimed damages of $1.0 million for personal injuries allegedly suffered at a well site operated by the Company. The judge ruled in favor of the Company at the trial held March 8, 2001.

The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against AHC (the Company’s joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. This claim was settled on March 8, 2002. The Company expects the settlement amount will be covered by insurance.

The Company had been named among several co-defendants in a lawsuit brought by Eric Parkinson, husband and personal representative of the Estate of Kelly Anne Parkinson (deceased). The amended complaint was filed December 13, 1999, in the County of Hillsdale, Michigan, claiming an unspecified amount plus interest and attorney fees for suffering the loss of the deceased care, comfort, society and support. Kelly Anne Parkinson was killed in an automobile accident on February 2, 1999, while traveling on a county road located next to land wherein the Company is lessee of underground mineral rights. The plaintiff alleged that the accident was the result of mud dragged on the road from the leased property and alleged that the Company was negligent in its duty to conduct its operations at the site with reasonable care. This case was settled and all claims dismissed in February 2001. All defense costs and the settlement amount have been covered by the Company’s insurance.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Commitments and Contingencies (Continued)

The Company believes it has meritorious defenses to the unresolved claims discussed above and intends to vigorously contest them. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of each action.

(10)	Stock-Based Compensation

During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the “1997 Plan”). The 1997 Plan primarily is used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as “Incentive Awards.” Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 2.4 million shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan.

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

During 2001, 2000 and 1999, total incentive stock options of 552,000, 473,500, and 28,000, respectively, were issued to outside directors and employees under the 1997 Plan. Stock options totaling 1,676,950 of the 1,968,450 options issued over the past three years have been granted at the closing market prices on the date of grant so no compensation cost has been recognized for these stock options.

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

When it is probable that the five-day stock price target will be attained (the “measurement date”), the Company will recognize compensation expense for the differences between the quoted market price of the stock

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Stock-Based Compensation (Continued)

at this measurement date less the $0.01 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2002, so no compensation expense has been recorded yet for these options.

On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $1.625 per share (the closing market price on the date of grant). The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

On April 6, 2001, the Company granted 190,000 stock options to the Chief Executive Officer of the Company. Of those options, 100,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 90,000 stock options were issued under the same terms as those issued on October 31, 2000.

On November 12, 2001, the Company granted 337,000 stock options to employees with an exercise price of $1.25 per share. The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

The Company accounts for all stock options issued under the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company intends to continue to apply APB No. 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS No. 123.

The status of the restricted stock and stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

	Restricted Stock	Options
	Number of Shares	Number of Shares	Average Grant Price
Outstanding at January 1, 1999	109,500	914,450	$8.08
Granted	—	28,000	3.11
Exercised	(54,750)	—	—
Forfeited	(11,250)	(167,700)	8.19

Outstanding at December 31, 1999	43,500	774,750	$7.89
Granted	—	473,500	0.96
Exercised	(43,500)	—	—
Forfeited	—	(86,000)	$5.36

Outstanding at December 31, 2000	—	1,162,250	$5.24

Granted	—	552,000	1.08
Exercised	—	—	—
Forfeited	—	(49,000)	$5.45

Outstanding at December 31, 2001	—	1,665,250	$3.86

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Stock-Based Compensation (Continued)

The average fair value of shares granted during 2001, 2000 and 1999 was $0.74, $0.95, and $1.68, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

Assumption	2001	2000	1999
Dividend Yield	0%	0%	0%
Risk-free interest rate	4.5%	5.0%	6.5%
Expected Life	10 years	10 years	10 years
Expected volatility	38.1%	33.5%	25.5%

The following table summarizes certain information for the options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Grant Prices	Shares	Weighted Average Remaining Life	Weighted Average Grant Price	Shares	Weighted Average Grant Price
$0.01 to $1.625	988,500	9.0 years	$1.05	72,600	$1.61
$2.00 to $7.75	28,000	6.7 years	$5.40	13,600	$5.81
$8.00 to $10.375	648,750	6.1 years	$8.06	386,150	$8.06

Total	1,665,250			472,350

The Company’s pro forma net loss and earnings (loss) per share of common stock had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

	As Reported			Pro Forma
	2001	2000	1999	2001	2000	1999
Net Loss	$(16,392)	$(977)	$(1,982)	$(16,817)	$(1,385)	$(2,384)
Earnings (loss) per share of Common Stock
Basic	$(0.84)	$(0.07)	$(0.16)	$(0.86)	$(0.10)	$(0.19)
Diluted	$(0.84)	$(0.07)	$(0.16)	$(0.86)	$(0.10)	$(0.19)

The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

(11)	Related Party Transactions

In July 1996, the Company sold the building it occupies to C. E. Miller (Chairman of the Company’s Board) and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement. The lease was renegotiated in 1998 for a five-year term to increase the square footage being leased. (See Note 9). The Company realized a gain on the sale of the property of approximately $160,000. This gain was deferred and is being amortized in proportion to the gross rental charges under the operating lease.

Until March 1999, the Company provided technical and administrative services to Eagle. In connection with this arrangement, $66,667 was recognized as management fee income for the year ended December 31, 1999.

During 1999, Eagle purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. The Company believes that the purchase price was representative of the fair market

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Related Party Transactions (Continued)

value of these interests and that the terms were consistent with those available to unrelated parties. The Company repurchased certain of these properties in 2000 from Eagle, as more fully described in Note 6.

In the normal course of business, the Company from time to time will sell an interest in a prospect to a Company director and certain of their affiliates. The terms of these sales are consistent with those available to unrelated parties.

In May 2001, the Company contracted a broker to sell the Company’s right, title and interest in certain leases located in Michigan. The broker sold the leases to a company, then that company subsequently sold it to a group in which a member of the Company’s Board of Directors has a 30% beneficial ownership. The Company believes that the purchase price was representative of the fair market value of these leases and that the terms were consistent with those available to unrelated parties.

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

This concentration of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company’s overall credit risk. The Company periodically monitors its customers’ and co-owners’ financial conditions.

The Company also has a significant concentration of properties in the Mississippi Salt Basin, which are affected by changes in economic and other conditions, including but not limited to crude oil and natural gas prices and operating costs.

(13)	Non-Cash Activities

In December 2000, the Company issued 1,481,481 shares of common stock and 2,031,250 warrants to Eagle in exchange for certain non-producing oil and gas properties valued for financial reporting purposes at $2.6 million, as more fully described in Note 6. Also, the Company recorded $1.7 million of non-cash interest expense relating to the Guardian Convertible Promissory Note and the issuance of common stock warrants to Guardian, as more fully described in Note 6.

The Company issued 106,292, 162,969, and 38,479 shares of common stock to its directors during the years ended December 31, 2001, 2000 and 1999, respectively as compensation as provided for under the Equity Compensation Plan for Non-employee Directors. The Company issued 70,207, 49,539 and 48,178 shares of common stock to the Company’s 401(k) Savings Plan during the years ended December 31, 2001, 2000 and 1999, respectively, representing the Company’s matching contribution to the Plan.

In 1999, the Company reclassified approximately $1.5 from deferred revenue to capitalized oil and gas property in association with the sale of its interest in properties subject to a net production payment arrangement.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Significant	Customers

Revenues from certain customers accounted for more than 10% of total crude oil and natural gas sales as follows:

	For the Year Ended December 31,
	2001	2000	1999
Pan Canadian Energy Services Inc.	60%	65%	73%
Utilicorp United Gas Supply Services	16%	11%	—%
EOTT Energy Partners, L.P.	12%	16%	16%

(15)	Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited)

The following information was prepared in accordance with the Supplemental Disclosure Requirements of SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in theevaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

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

The following estimates of proved reserves and future net cash flows as of December 31, 2001, 2000 and 1999 have been prepared by Miller and Lents, Ltd. (as to non-Michigan Antrim Shale reserves) and as of December 31, 1998 by S.A. Holditch and Associates (as to Michigan Antrim Shale reserves), independent petroleum engineers. All of the Company’s reserves are located in the United States.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited) (Continued)

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth the Company’s net proved and proved developed reserves at December 31 for each of the three years in the period ended December 31, 2001, and the changes in the net proved reserves for each of the three years in the period then ended as estimated by petroleum engineers for the respective periods as described in the preceding paragraph:

	Total
	Oil (MBbl)	Gas (MMcf)
Estimated Proved Reserves
December 31, 1998	991.7	28,921.9

Extensions and discoveries	60.4	880.3
Revisions and other changes	(175.1)	2,391.1
Production	(255.9)	(7,593.8)
Sales of reserves	(132.7)	(9,642.3)

December 31, 1999	488.4	14,957.2

Extensions and discoveries	418.8	694.1
Revisions and other changes	(342.4)	1,228.0
Production	(205.3)	(5,762.0)
Sale of reserves	(30.0)	(605.5)

December 31, 2000	329.5	10,511.8

Extensions and discoveries	302.4	967.1
Revisions and other changes	129.0	(680.3)
Production	(159.6)	(3,473.2)
Sale of reserves	—	—

December 31, 2001	601.3	7,325.4

Estimated Proved Developed Reserves
December 31, 1999	460.1	14,944.5

December 31, 2000	301.8	10,511.7

December 31, 2001	586.8	7,325.4

The following table summarizes the average year-end prices (net of basis adjustments) used to estimate reserves in accordance with SEC guidelines.

	2001	2000	1999
Natural gas (per mcf)	$2.55	$9.55	$2.12
Oil (per barrel)	$16.72	$23.36	$22.29

Standardized Measure of Discounted Future Net Cash Flows Relating To Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve and production volumes estimated by the Company’s petroleum engineers. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited) (Continued)

The future cash flows presented below are computed by applying year-end and prices to year-end quantities of proved crude oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company’s crude oil and natural gas reserves at December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(In thousands)
Future revenues (1)	$28,731	$108,088	$42,556
Future production costs (2)	(7,794)	(16,412)	7,237)
Future development costs (2)	(523)	(502)	(402)

Future net cash flows	20,414	91,174	34,917
Discount to present value at 10% annual rate	(3,957)	(16,265)	(6,197)

Present value of future net revenues before income taxes	16,457	74,909	28,720
Future income taxes discounted at 10% annual rate (3)	—	(8,235)	—

Standardized measure of discounted future net cash flows	$16,457	$66,674	$28,720

(1)
Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.

(2)	Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.

(3)	The 2001 and 1999 balance is not reduced by income taxes due to the tax basis of the properties and net operating loss and depletion carryforwards.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited) (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(In thousands)
New discoveries	$4,318	$5,561	$2,640
Sales of reserves in place	—	(776)	(7,003)
Revisions to reserves	(3,483)	(5,073)	3,262
Sales, net of production costs	(14,855)	(23,015)	(19,027)
Changes in prices	(61,067)	91,684	13,615
Accretion of discount	7,491	2,872	3,643
Income taxes	8,235	(8,235)	—
Changes in timing of production and other	9,144	(25,064)	(4,835)

Net change during the year	$(50,217)	$37,954	$(7,704)

Capitalized Cost Related to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Proved properties	$146,649	$131,872
Unproved properties	11,244	16,109

	157,893	147,981
Less—Accumulated depreciation, depletion and amortization	(124,618)	(95,948)

	$33,275	$52,033

Cost Incurred In Oil and Gas Producing Activities

The acquisition, exploration and development costs disclosed in the following tables are in accordance with definitions in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses, additions to exploration wells in progress and depreciation of support equipment used in exploration activities. Development costs include additions to production facilities and equipment, additions to development wells in progress and related facilities and depreciation of support equipment and related facilities used in development activities.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Supplemental Financial Information on Oil and Gas Exploration, Development and Production Activities (Unaudited) (Continued)

The following table sets forth costs incurred related to the Company’s oil and gas activities for the years ended December 31:

	2001	2000	1999
	(In thousands)
Property acquisition costs	$1,310	$4,323	$1,818
Exploration costs	1,057	1,928	2,572
Development costs	7,605	4,965	5,875

Total (1)	$9,972	$11,216	$10,265

(1)	Includes $2,624 in 2000 of non-cash, non-producing properties acquired from Eagle as more fully described in Note 6.

Results of Operations From Oil and Gas Producing Activities

The following table sets forth the Company’s results of operations from oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999. The results of operations below do not include general and administrative expenses, income taxes and interest expense.

	2001	2000	1999
	(In thousands)
Operating Revenues:
Natural gas	$14,304	$20,745	$17,266
Crude oil and condensate	3,495	5,300	3,465

Total operating revenues	17,799	26,045	20,731

Operating expenses:
Lease operating expenses and production taxes	$2,944	$3,030	$1,704
Depreciation, depletion and amortization	13,431	17,457	16,066
Cost ceiling writedown	15,500	—	—

Total operating expenses	31,875	20,487	17,770

Results of operations	$(14,076)	$5,558	$2,961

MILLER EXPLORATION COMPANY
SUPPLEMENTAL QUARTERLY FINANCIAL DATA
Unaudited Quarterly Financial Information

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2001
Total Operating Revenues	$6,589	$4,782	$3,555	$3,142
Operating Income (Loss)	902	(7,581)	(1,276)	(7,712)
Net Income (Loss)	396	(7,743)	(1,341)	(7,704)

Earnings per share:
Basic	0.02	(0.40)	(0.07)	(0.40)
Diluted	0.02	(0.40)	(0.07)	(0.40)

2000
Total Operating Revenues	$5,723	$6,469	$7,037	$7,338
Operating Income	185	864	1,405	1,529
Net Income (Loss)	(438)	30	245	(814)

Earnings per share:
Basic	(0.03)	0.00	0.02	(0.05)
Diluted	(0.03)	0.00	0.02	(0.05)

1999
Total Operating Revenues	$4,873	$4,851	$5,492	$5,715
Operating Income	108	59	171	47
Net Loss	(288)	(576)	(546)	(572)

Earnings per share:
Basic	(0.02)	(0.05)	(0.04)	(0.05)
Diluted	(0.02)	(0.05	(0.04)	(0.05)

In the opinion of the Company, the preceding quarterly information includes all necessary adjustments necessary for a fair statement of the results of operations for such periods. Earnings per share for each quarter are calculated based upon the weighted average number of shares outstanding during each quarter. As a result, adding the earnings per share for each quarter of a year may not equal aannual earnings per share due to changes in shares outstanding throughout the year.

EXHIBIT INDEX

Exhibit No.		Description
2.1		Exchange and Combination Agreement dated November 12, 1997. Previously filed as exhibit 2.1 to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(a)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(b)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.2	(c)	Letter Agreement amending Exchange and Combination Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.3	(a)
Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil Corporation. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

2.3	(b)
First Amendment to Agreement for Purchase and Sale dated January 7, 1998. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

3.1		Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

3.2		Bylaws of the Registrant. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

4.1		Certificate of Incorporation. See Exhibit 3.1.

4.2		Bylaws. See Exhibit 3.2.

4.3		Form of Specimen Stock Certificate. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

4.4
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 1,562,500 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.5
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 2,500,000 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.6
Warrant between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000, exercisable for 9,000,000 shares of the Company’s Common Stock. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

4.7
Amendment to Promissory Note, Warrant and Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated July 19, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 25, 2000, and here incorporated by reference.

10.1	(a)	Stock Option and Restricted Stock Plan of 1997.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

1

Exhibit No.		Description

10.1	(b)	Form of Stock Option Agreement.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

10.1	(c)	Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

10.2		Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.*

10.3
Lease Agreement between Miller Oil Corporation and C.E. and Betty Miller, dated July 24, 1996. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.4
Letter Agreement dated November 10, 1997, between Miller Oil Corporation and C.E. Miller, regarding sale of certain assets. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.5
Amended Service Agreement dated January 1, 1997, between Miller Oil Corporation and Eagle Investments, Inc. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.6
Form of Registration Rights Agreement (included as Exhibit E to Exhibit 2.1). Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.7
$2,500,000 Promissory Note dated November 26, 1997 between Miller Oil Corporation and the C.E. Miller Trust. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.8
Form of Indemnification and Contribution Agreement among the Registrant and the Selling Stockholders. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

10.9
Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.10
$4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.11
Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.12
Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

10.13
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated March 16, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.14
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 18, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.15
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

2

Exhibit No.	Description

10.16
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated June 30, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and here incorporated by reference.

10.17
Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated October 18, 1999. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and here incorporated by reference.

10.18	Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7, 1998.

10.19
Form of Employment Agreement for Lew P. Murray dated February 9, 1998.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and here incorporated by reference.

10.20
Form of Employment Agreement for Michael L. Calhoun dated February 9, 1998.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and here incorporated by reference.

10.21
Securities Purchase Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Preciously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.22
Promissory Note between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.23
Registration Rights Agreement between Miller Exploration Company and Guardian Energy Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.24
Form of Subscription Agreement between Miller Exploration Company and ECCO Investments, LLC dated July 11, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.25
Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc. dated July 12, 2000. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2000.

10.26
Amended and Restated Credit Agreement between Miller Exploration Company and the Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000.

11.1	Computation of Earnings per Share.

21.1	Subsidiaries of the Registrant. Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (333-40383), and here incorporated by reference.

23.1	Consent of S.A. Holditch & Associates.

23.2	Consent of Miller and Lents, Ltd.

23.3	Consent of Arthur Andersen LLP.

24.1	Limited Power of Attorney.

*	Management contract or compensatory plan or arrangement.

3