Form 10-Q
period 2002-03-31
MILLER EXPLORATION CO
filed 2002-05-15
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 0-23431

MILLER EXPLORATION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3379776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3104 Logan Valley Road Traverse City, Michigan	49685-0348
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (231) 941-0004

The financial statements as of March 31, 2002 and for the three months then ended included in this filing have not been reviewed by an independent public accountant (see Part II, Item 5 for further discussion).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common stock, $.01 par value	19,801,522 shares

MILLER EXPLORATION COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial statements as of March 31, 2002 and for the three months then ended included in this filing have not been reviewed by an independent public accountant (see Part II, Item 5 for further discussion).

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31
	2002	2001
REVENUES:
Natural gas	$1,836	$5,577
Crude oil and condensate	851	915
Other operating revenues	58	97

Total operating revenues	2,745	6,589

OPERATING EXPENSES:
Lease operating expenses and production taxes	441	939
Depreciation, depletion and amortization	2,092	4,187
General and administrative	661	561

Total operating expenses	3,194	5,687

OPERATING INCOME (LOSS)	(449)	902

INTEREST EXPENSE	(196)	(257)

INCOME (LOSS) BEFORE INCOME TAXES	(645)	645

INCOME TAX PROVISION (CREDIT)	(220)	249

NET INCOME (LOSS)	$(425)	$396

EARNINGS (LOSS) PER SHARE (Note 2)
Basic	$(0.02)	$0.02

Diluted	$(0.02)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of March 31, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50	$201
Accounts receivable	2,623	3,076
Inventories, prepaids and advances to other operators	922	523

Total current assets	3,595	3,800

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	147,683	146,649
Unproved oil and gas properties	11,033	11,244
Less-Accumulated depreciation, depletion and amortization	(126,653)	(124,618)

Net oil and gas properties	32,063	33,275

OTHER ASSETS	456	512

Total assets	$36,114	$37,587

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$174	$—
Current maturities of long-term debt	3,500	—
Accounts payable	1,941	2,767
Accrued expenses and other current liabilities	4,570	4,974

Total current liabilities	10,185	7,741

LONG-TERM DEBT	3,696	6,696
DEFERRED INCOME TAXES	5,523	5,743
COMMITMENTS AND CONTINGENCIES (NOTE 7)
EQUITY:
Common stock warrants, 13,350,498 outstanding at March 31, 2002 and December 31, 2001	860	860
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,801,522 shares and 19,478,853 shares outstanding at March 31, 2002 and December 31, 2001, respectively	198	195
Accumulated other comprehensive income (loss)	(348)	89
Additional paid in capital	77,413	77,251
Retained deficit	(61,413)	(60,988)

Total equity	16,710	17,407

Total liabilities and equity	$36,114	$37,587

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid In Capital	Retained Deficit
BALANCE-December 31, 2001	$860	$—	$195	$89	$77,251	$(60,988)
Issuance of benefit plan shares	—	—	1	—	40	—
Issuance of non-employee directors’ shares	—	—	2	—	122	—
Change in unrealized (losses)	—	—	—	(437)	—	—
Net (loss)	—	—	—	—	—	(425)

BALANCE-March 31, 2002	$860	$—	$198	$(348)	$77,413	$61,413

	For the three months ended March 31,
	2002	2001
Disclosure of Comprehensive Income:
Net income (loss)	$(425)	$396
Other comprehensive income (loss)	(437)	(1,377)

Total comprehensive income (loss)	$(862)	$(981)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(425)	$396
Adjustments to reconcile net income (loss) to net cash from operating activities—
Depreciation, depletion and amortization	2,092	4,187
Deferred income taxes	(220)	249
Warrants and stock compensation	165	(17)
Deferred revenue	—	(9)
Changes in assets and liabilities—
Restricted cash	—	(456)
Accounts receivable	453	84
Other assets	(486)	(259)
Accounts payable	(826)	(672)
Accrued expenses and other current liabilities	(754)	531

Net cash flows provided by (used in) operating activities	(1)	4,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(824)	(3,123)
Proceeds from sale of oil and gas properties and purchases of equipment, net	—	(5)

Net cash flows used in investing activities	(824)	(3,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(4,948)	(4,588)
Borrowing on notes payable and long-term debt	5,622	2,164

Net cash flows provided by (used in) financing activities	674	(2,424)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(151)	(1,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	201	2,292

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$50	$774

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$64	$297

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

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

Oil and Gas Properties

SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company’s proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings.

Reclassifications

Certain reclassifications have been made to prior period statements to conform with the March 31, 2002 presentation.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Earnings Per Share

The computation of earnings (loss) per share for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share data):

	2002	2001
Net income (loss) attributable to basic and diluted EPS	$(425)	$396
Average common shares outstanding applicable to basic EPS	19,640	19,364
Add: stock options, treasury shares and restricted stock	—	642

Average common shares outstanding applicable to diluted EPS	19,640	20,006
Earnings (loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Options and restricted stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 because their effect was antidilutive (based on the current price of the underlying common stock).

(3)    Capital Resources and Liquidity

The Company’s primary ongoing sources of liquidity are from cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. The Company’s cash flow from operations for the quarter ended March 31, 2002 decreased to $1.5 million due to declining oil and gas production volumes and lower commodity prices. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices began to rebound toward the end of the quarter ended March 31, 2002, a return to the prices experienced during the fourth quarter of 2001, would likely have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The Company’s credit facility (see Note 4 for further discussion) expires in January 2003 and is classified as a current liability in the Consolidated Balance Sheets representing $3.5 million of the Company’s working capital deficit of $6.6 million at March 31, 2002. The Company is reviewing options to amend, extend or replace the credit facility before it expires. Failure to amend, extend or replace the credit facility before maturity could have a material adverse effect on the Company’s financial condition.

(4)    Notes Payable and Long-Term Debt

Notes Payable

The past few years the Company has financed various insurance policy premiums. Concurrent with the policy renewals, in January 2002 the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of the note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002 the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of the note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was $174,000 at March 31, 2002.

Bank Debt

On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (‘Bank One”), which replaced the then existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s new borrowing base determined by Bank One as of March 1, 2002, was $6.5 million. Commencing June 1, 2002, the borrowing base will be reduced $0.35 million each month until the next redetermination scheduled for July 1, 2002. The outstanding Bank One credit facility balance was $3.5 million at March 31, 2002. Since the credit facility matures in January 2003, the entire outstanding balance at March 31, 2002, has been classified as a current liability in the Consolidated Balance Sheets. The weighted average interest rate for the credit facility at March 31, 2002, was 5.88%.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

Other

On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (“Veritas Note”), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

On April 14, 1999, the Company also entered into an agreement (the “Warrant Agreement”) to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company’s option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company’s Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related. The Warrant Agreement was also amended on July 19, 2000.

Under the terms of the Amended Note and Warrant Agreement, the maturity of the Amended Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9¾%, provided the entire Note balance was paid in full by December 31, 2001. Since the Veritas note was not paid in full by December 31, 2001, the note now bears interest at 13 3/4% until paid in full, and is payable on each October 15 and April 15 until the principal is paid in full. The Company has accrued additional interest of $218,000 at the incremental 4% rate for the period of October 15, 2000 through March 31, 2002. Interest is required to be paid in warrants under the terms of the Amended Note and Warrant Agreement until the Company is in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

Under the Amended Veritas Note and Warrant Agreement, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas at March 31, 2002, is $3.7 million, with the entire balance classified as long-term debt in the accompanying financial statements. In the event the Veritas Notes is not amended, extended or satisfied before September 30, 2002, the entire outstanding balance will be classified as a current liability at that time in the Consolidated Balance Sheets.

Any additional proceeds derived by the Company from the exercise of warrants issued (see Note 4) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term debt consisted of the following as of March 31, 2002 (in thousands):

Bank One credit facility	$3,500
Veritas Note	3,696

Total	7,196
Less current portion of long-term debt	(3,500)

$3,696

(5)    Capital Transactions and Common Stock Warrants

On July 11, 2000, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Guardian Energy Management Corp. (“Guardian”). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable for 1,562,500, 2,500,000 and 9,000,000 shares of the Company’s Common Stock, respectively. The issuance of the shares of Common Stock on the conversion of the note and exercise of the warrants was approved by the Company’s stockholders at a meeting on December 7, 2000. Until the stockholders approved the conversion of the note, the Company accrued interest at an amount equal to the prime rate plus 10% per annum (or 19.5%). The accrual of interest was required under Emerging Issues Task Force (“EITF”) 85-17 even though no interest was owed on this note since the stockholders approved the conversion of the note. Accordingly, the Company incurred approximately $0.4 million of interest expense on this convertible note during the year ended December 31, 2000.

Under current accounting pronouncements, in determining the beneficial conversion feature of the Guardian convertible note, the Company was required to assume that the fair value of the Guardian transaction was the closing price of the Company’s common stock on the commitment date (July 11, 2000) which was the date the agreements were signed ($1.56 per share) versus the value agreed to be both parties of $1.35 per share using various valuation methodologies. The difference between these values of $.21 per share resulted in a non-cash charge to interest expense of $0.8 million on the date of stockholder approval of the note conversion. Also, the Company was required to use a value of $1.56 per share of Company Common Stock to allocate value to the warrants issued to Guardian. This also resulted in a non-cash charge to interest expense of $0.5 million, making a total of $1.3 million charge to interest expense related to valuation of the Guardian Transaction. These charges to interest expense are the result of using a prescribed fair value for our stock in accounting for these transactions which may not represent the actual value of the Guardian Transaction.

On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. (“Eagle”) an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of Common Stock. This transaction with Eagle was approved by the Company’s stockholders at meeting on December 7, 2000.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Warrants

As of March 31, 2002, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
3,750,000 shares	$2.50	December 7, 2002
600,498 shares	0.01	July 21, 2004
9,000,000 shares	3.00	December 7, 2004

(6)    Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2002 and 2001, the Company realized approximately $0.2 million and $(2.2) million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at March 31, 2002, is approximately $(0.3) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the three months ended March 31, 2002 and 2001, the Company had hedged 52% and 69%, respectively, of its oil and natural gas production, and as of March 31, 2002, the Company had 1.0 Bcfe of open natural gas contracts for the months of April 2002 through December 2002. If all these open contracts had been settled as of March 31, 2002, the Company would have paid approximately $0.3 million.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When it is probable that the five-day stock price target will be attained (the “measurement date”), the Company will recognize compensation expense for the difference between the quoted market price of the stock at this measurement date less the $0.01 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2002; therefore, no compensation expense has been recorded for these options.

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

The Company accounts for all stock options issued under the provisions and related interpretation of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock-Based Compensation. The Company intends to continue to apply APB No. 25 for purposes of determining net income.

Litigation

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company to the

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes the claim is without merit and will continue to vigorously contest it.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The disputes for which the Company demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet dated March 16, 2000, that certain wells which the Company proposed to drill “would not satisfy the mandatory drilling obligations” under the K2/Blackfeet IMDA. The Company contends the K2/Blackfeet IMDA, gives it as lessee, and not the Blackfeet, the exclusive right to select drill sites and well depths. The Bureau of Indian Affairs (“BIA”) has responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company also filed an appeal brief with the Interior Department Appeals Division. On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to their destroyed drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling has been appealed to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. The Company believes the judgment plus any associated costs will be covered by insurance.

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. The Company believes any costs associated with this lawsuit will be covered by insurance.

The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against Amerada Hess Corporation (“AHC”) (the Company’s joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. This claim was settled on March 8, 2002. Substantially all of the settlement amount was covered by insurance.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Non-Cash Activities

The Company issued 243,493 and 125,599 shares of the Company’s Common Stock to its directors for the three-months ended March 31, 2002 and 2001, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. In February 2002 and 2001, 79,176 and 34,595 shares, respectively, of the Company’s Common Stock were issued to the Company’s 401(K) Savings Plan as an employer matching contribution. For the three months ended March 31, 2002 and 2001, the Company recognized $(0.3) million and $(1.4) million, respectively, of other current liabilities and other comprehensive income (loss) under the provisions of SFAS No. 133. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs within the full cost pool may not exceed the net present value of the Company’s proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings.

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2002	2001
Production volumes:
Crude oil and condensate (MBbls)	46	36
Natural gas (MMcf)	667	1,082
Natural gas equivalent (MMcfe)	943	1,300
Revenues:
Crude oil and condensate	$851	$915
Natural gas	1,836	5,577
Operating expenses:
Lease operating expenses and production taxes	$441	$939
Depletion, depreciation and amortization	2,092	4,187
General and administrative	661	561
Interest expense	$196	$257
Net income (loss)	$(425)	$396
Average sales prices:
Crude oil and condensate ($ per Bbl)	$18.44	$25.21
Natural gas ($ per Mcf)	2.75	5.15
Natural gas equivalent ($ per Mcfe)	2.85	4.99
Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.47	$0.72
Depletion, depreciation and amortization	2.22	3.22
General and administrative	0.70	0.43

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Oil and natural gas revenues for the three months ended March 31, 2002 decreased 59% to $2.7 million from $6.5 million for the comparable period in the prior year. The revenues for the three months ended March 31, 2002 and 2001 include approximately $0.2 million and $(2.2) million of hedging gains (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Although oil production increased 27% due to contributions from the new Pine Grove field, gas production fell 38% which equates to an overall 27% decrease in production volumes to 943 MMcfe for the three months ended March 31, 2002 from 1,300 MMcfe for the comparable period of the prior year. Natural gas production from the Mississippi Salt Basin properties continued a downward trend since no impactual gas well discoveries have been made recently to offset the normal production decline curves. In 2002, the Company plans to pursue reserve acquisition packages, corporate mergers/combinations and/or joint ventures to, among other things, help reverse or mitigate the Company’s declining production trend. Average realized oil prices for the three months ended March 31, 2002 decreased 27% to $18.44 per barrel from $25.21 per barrel experienced during the comparable period of 2001. Realized natural gas prices for the three months ended March 31, 2002 decreased 47% to $2.75 per Mcf from $5.15 per Mcf for the comparable period of the prior year. The wide price fluctuations have substantially affected oil and gas revenues. The resultant reduction in cash flow from operations has significantly impacted the Company’s budgeted exploration and development expenditures for 2002.

Lease operating expenses (“LOE”) and production taxes for the three months ended March 31, 2002 decreased 54% to $0.4 million from $0.9 million for the comparable period in the prior year. The LOE component was unchanged in 2002 compared to 2001. Production taxes decreased $0.5 million in 2002 compared to 2001 due to declining production, declining revenues and applicable exemption from the 6% State of Mississippi production tax that was in place during the first quarter of 2002 compared to the same period in the prior year when the exemption did not apply due to higher average commodity prices at that time.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2002 decreased 50% to $2.1 million from $4.2 million for the comparable period in the prior year, due to decreased production volumes and a reduced property cost basis after the $15.5 million cost ceiling writedown recognized in 2001.

General and administrative expenses for the three months ended March 31, 2002 increased 18% to $0.7 million from $0.6 million for the comparable period in the prior year, primarily as a result of professional fees associated with a potential asset acquisition transaction that was terminated in March 2002.

Interest expense for the three months ended March 31, 2002 decreased 31% to $0.2 million from $0.3 million for the comparable period in the prior year. This decrease is attributable to: 1) a decrease in the outstanding credit facility balance during the first quarter of 2002 compared to the same quarter of the prior year; 2) full payment of the amount owed pursuant to the note held by AHC in August 2001; and 3) lower interest rates associated with the new Bank One credit facility which are prime rate sensitive.

Net income (loss) for the three months ended March 31, 2002 decreased to a $(0.4) million net loss from $0.4 million net income for the comparable period in the prior year, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary ongoing source of liquidity is cash generated from operations. There was no net cash provided by operating activities for the quarter ended March 31, 2002, compared to $4.0 million for the same period of the prior year. The decrease in cash provided in 2002 compared to 2001 was the primary result of a decrease in operating income caused by declining production and much lower commodity prices experienced by the Company.

The Company’s primary use of cash has been for its exploration and development activities. Net cash used in investing activities was $0.8 million and $3.1 million for the quarter ended March 31, 2002 and 2001, respectively. The decrease in cash used in 2002 compared to 2001 was attributable to a planned reduction in exploration and development expenditures due to decreased cash flow.

The Company’s primary sources (and uses) of capital have been from the Company’s bank credit facility. Net cash provided by (used in) financing activities was $0.7 million and $(2.4) million in 2002 and 2001, respectively. The increase in cash provided in 2002 compared to 2001 is attributable to net borrowings under the Company’s credit facility to help fund exploration and development activities.

Financing Arrangements

The past few years the Company has financed various insurance policy premiums. Concurrent with the policy renewals, in January 2002 the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of the note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002 the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of the note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was $174,000 at March 31, 2002.

On July 19, 2000, the Company entered into a new senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. The Company’s new borrowing base determined by Bank One as of March 1, 2002, was $6.5 million. Commencing June 1, 2002, the borrowing base will be reduced by $0.35 million per month until the next re-determination scheduled for July 1, 2002. The outstanding balance under the Company’s credit facility with Bank One was $3.5 million at March 31, 2002. Since the credit facility matures in January 2003, the entire outstanding balance at March 31, 2002 has been classified as a current liability in the Consolidated Balance Sheets.

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

On April 14, 1999, the Company also entered into an agreement (the “Warrant Agreement”) to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company’s option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company’s Common Stock at April 14, 1999. The exercise price of each warrant is $0.01 per share. On April 14, 1999, warrants exercisable for 322,752 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 322,752 and 454,994 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognizes the prepaid interest into expense over the period to which it relates. For the years ended December 31, 2000 and 1999, the Company recognized non-cash interest expense of approximately $752,000 and $600,000, respectively, related to the Veritas Note Payable. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company common stock. The Warrant Agreement was also amended on July 19, 2000.

Under the terms of the Amended Note and Warrant Agreement, the maturity of the Amended Veritas Note was extended from April 15, 2001 to July 21, 2003 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9 ¾%, provided the entire note balance was paid in full by December 31, 2001. Since the Veritas Note was not paid in full by December 31, 2001, the note bears interest at 13 ¾% until paid in full, and is payable on each October 15 and April 15 until the principal is paid in full. The Company has accrued additional interest of $218,000 at the incremental 4% rate for the period of October 15, 2000 through March 31, 2002. Interest was required to be paid in warrants under the terms of the Warrant Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest will only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

Under the Amended Veritas Note and Warrant Agreement, a principal payment of $500,000 was made on July 19, 2000, the effective date of the amendment, and another $500,000 payment was made in December 2000. The balance due Veritas was $3.7 million at March 31, 2002 with the entire balance classified as long-term in the accompanying financial statements. In the event the Veritas Note is not amended, extended or satisfied before September 30, 2002, the entire outstanding balance will be classified as a current liability at that time in the Consolidated Balance Sheets.

Any additional proceeds derived by the Company from the exercise of warrants issued (see Note 3) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

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

As of March 31, 2002, the Company had a working capital deficit of $6.6 million, primarily due to decreased cash flow in the fourth quarter of 2001 and first quarter of 2002, attributable to decreased production volumes, low commodity prices, and reclassification of the outstanding credit facility balance to current liabilities as more fully described in Note 3. Correspondingly, the credit facility balance outstanding at March 31, 2002, was $3.5 million, compared to the Company’s new borrowing base on March 1, 2002, of $6.5 million. The Company expects that it will utilize its operational cash flows for 2002 to meet its working capital requirements and fund its capital expenditures through a mix of operational funds and additional borrowings under the credit facility.

The Company anticipates 2002 capital expenditures will be approximately $3.0 million, net of savings associated with promoted and carried interests in wells to be drilled in 2002. The Company is currently in discussions with prospective partners regarding these promotes and carries. In the event these cannot be agreed to with the partners, the Company may be required to incur additional capital expenditures or not participate in the drilling of wells. Capital expenditures will be used to fund drilling and development activities, processing of additional seismic data and leasehold acquisitions and extensions in the Company’s project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the quarter ended March 31, 2002 were approximately $0.8 million. Despite the reduced capital expenditure budget, the Company intends to drill the same number of gross wells as it did in 2001. The significant decrease in expenditures anticipated for 2002 is due to the above-mentioned carries and promotes, and because the drilling activities for 2002 are in shallower, less expensive, lower risk wells.

The Company’s revenues, profitability, future growth and ability to borrow funds or obtain additional capital are highly dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices began to rebound in the first quarter of 2002, a return to significantly lower oil and gas prices experienced by the Company in the fourth quarter of 2001, as compared to historical averages, would likely have an adverse effect on the Company’s liquidity, financial condition and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company’s exploration and development program. In 2002, the Company will focus more of its efforts toward drilling lower risk development wells and strategic reserve acquisitions with the objective of reversing the declining production trend and adding reserves. While the Company believes that cash flow from operations and the credit facility should allow the Company to implement its present business strategy through 2002, additional debt or equity financing may be required in the future to fund the Company’s growth, development and exploration program, and to satisfy its existing obligations. The failure to obtain and exploit such capital resources could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

Future Financing Obligations

The Company’s credit facility expires in January 2003 and the Veritas Note matures in July 2003. Based upon the Company’s projected oil and gas reserves at the end of 2002, the Company believes it will have sufficient oil and gas reserves to support its borrowing base when the credit facility expires and the Company intends to amend, extend or replace the credit facility (with the same or an alternative lender) before it expires and the Veritas Note before it matures. In the event the Company is unable to amend, extend or replace the credit facility or Veritas Note, the Company believes it would be able to fulfill these obligations through the use of available cash flows; the identification of additional sources for debt or equity financings; or the sale of interests in its oil and gas properties. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet future financing obligations and cause the Company to further curtail its exploration and development activities.

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

Effects of Inflation and Changes in Price

Crude oil and natural gas commodity prices have been volatile and unpredictable during 2002 and 2001. The wide fluctuations that have occurred during these periods have had a significant impact on the Company’s results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2002 and 2001, the Company realized approximately $0.2 million and $(2.2) million, respectively, of hedging gains (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at March 31, 2002, is approximately $(0.3) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the three months ended March 31, 2002 and 2001, the Company had hedged 52% and 69%, respectively, of its oil and natural gas production, and as of March 31, 2002, the Company had 1.0 Bcfe of open natural gas contracts for the months of April 2002 through December 2002. If all these open contracts had been settled as of March 31, 2002, the Company would have paid approximately $0.3 million.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company to the effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes the claim is without merit and will continue to vigorously contest it.

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

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. The Company believes any costs associated with this lawsuit will be covered by insurance.

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

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On May 13, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”), as the Company’s independent accountant due to the lack of appropriate continuity of Arthur Andersen personnel working on the review of the Company’s quarterly financial statements as of March 31, 2002 and for the quarter then ended. Management and the Company’s Audit Committee of the Board of Directors (“Board”) have been conducting a search for a replacement independent accountant from qualified accounting firms, and will recommend such replacement firm to the Board for appointment as soon as possible.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2001 and 2000, and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial disclosures, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter dated May 14, 2002, stating its agreement with the statements made herein.

The Company will file a Form 8-K Report when a replacement independent accounting firm has been engaged.

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
16.1
Letter from Arthur Andersen LLP dated May 14, 2002, stating their agreement with the statements made in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(b)  Reports on Form 8-K.    No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

By:	/s/ DEANNA L. CANNON
Deanna L. Cannon Chief Financial Officer and Secretary

Date: May 14, 2001

EXHIBIT INDEX

Exhibit No.	Description
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

16.1
Letter from Arthur Andersen LLP dated May 14, 2002, stating their agreement with the statements made in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.