Form 10-Q
period 2002-06-30
MILLER EXPLORATION CO
filed 2002-08-14
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number 0-23431

MILLER EXPLORATION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 3104 Logan Valley Road Traverse City, Michigan (Address of Principal Executive Offices)	38-3379776 (I.R.S. Employer Identification No.) 49685-0348 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (231) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.01 par value	Outstanding at August 12, 2002 19,801,522 shares

MILLER EXPLORATION COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Natural gas	$1,963	$3,800	$3,798	$9,377
Crude oil and condensate	931	910	1,782	1,825
Other operating revenues	47	72	105	169

Total operating revenues	2,941	4,782	5,685	11,371

OPERATING EXPENSES:
Lease operating expenses and production taxes	488	824	929	1,763
Depreciation, depletion and amortization	2,422	3,525	4,514	7,712
General and administrative	504	514	1,164	1,076
Cost ceiling writedown	7,000	7,500	7,000	7,500

Total operating expenses	10,414	12,363	13,607	18,051

OPERATING INCOME (LOSS)	(7,473)	(7,581)	(7,922)	(6,680)

INTEREST EXPENSE	(206)	(331)	(402)	(588)

INCOME (LOSS) BEFORE INCOME TAXES	(7,679)	(7,912)	(8,324)	(7,268)

INCOME TAX PROVISION (CREDIT) (Note 2)	(5,523)	(169)	(5,743)	79

NET INCOME (LOSS)	$(2,156)	$(7,743)	$(2,581)	$(7,347)

EARNINGS (LOSS) PER SHARE (Note 3)
Basic	$(0.11)	$(0.40)	$(0.13)	$(0.38)

Diluted	$(0.11)	$(0.40)	$(0.13)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of June 30, 2002	As of December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$201
Accounts receivable	2,419	3,076
Inventories, prepaids and advances to other operators	599	523

Total current assets	3,021	3,800

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	154,678	146,649
Unproved oil and gas properties	5,090	11,244
Less-Accumulated depreciation, depletion and amortization	(136,018)	(124,618)

Net oil and gas properties	23,750	33,275

OTHER ASSETS	402	512

Total assets	$27,173	$37,587

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$3,202	$—
Accounts payable	774	2,767
Accrued expenses and other current liabilities	3,826	4,974

Total current liabilities	12,402	7,741

LONG-TERM DEBT	4,600	6,696

DEFERRED INCOME TAXES (Note 2)	—	5,743

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Common stock warrants, 13,350,498 outstanding at June 30, 2002 and December 31, 2001	860	860
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,801,522 shares and 19,478,853 shares outstanding at June 30, 2002 and December 31, 2001, respectively	198	195
Accumulated other comprehensive income (loss)	(131)	89
Additional paid in capital	77,413	77,251
Retained deficit	(63,596)	(60,988)

Total equity	14,771	17,407

Total liabilities and equity	$27,173	$37,587

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid In Capital	Retained Deficit
BALANCE—December 31, 2001	$860	$—	$195	$89	$77,251	$(60,988)
Issuance of benefit plan shares	—	—	1	—	40	—
Issuance of non-employee directors’ shares	—	—	2	—	122	—
Change in unrealized (losses)	—	—	—	(220)	—	—
Net (loss)	—	—	—	—	—	(2,581)

BALANCE—June 30, 2002	$860	$—	$198	$(131)	$77,413	$(63,569)

Disclosure of Comprehensive Income:

	For the six months ended June 30,
	2001	2002
Net income (loss)	$(2,581)	$(7,347)
Other comprehensive income (loss)	(220)	346

Total comprehensive income (loss)	$(2,801)	$(7,001)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,581)	$(7,347)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Cost ceiling writedown	7,000	7,500
Depreciation, depletion and amortization	4,514	7,712
Deferred income taxes	(5,743)	79
Warrants and stock compensation	164	16
Deferred revenue	—	(17)
Changes in assets and liabilities—
Restricted cash	—	69
Accounts receivable	657	1,851
Other assets	(163)	(879)
Accounts payable	(1,993)	(137)
Accrued expenses and other current liabilities	(1,280)	1,221

Net cash flows provided by (used in) operating activities	575	10,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(1,879)	(6,120)
Proceeds from sale of oil and gas properties and purchases of equipment, net	—	(5)

Net cash flows used in investing activities	(1,879)	(6,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(11,516)	(11,635)
Borrowing on notes payable and long-term debt	12,622	5,664

Net cash flows provided by (used in) financing activities	1,106	(5,971)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(198)	(2,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	201	2,292

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3	$264

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$702	$603

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and its subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The statements of operations for the three and six month periods ended June 30, 2002, cannot necessarily be used to project results for the full year.

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

Oil and Gas Properties

SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs, net of deferred income taxes, within the full cost pool may not exceed the net present value of the Company’s proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at June 30, 2002, of $3.24 per Mcf of natural gas and $26.86 per barrel of oil, the Company has recognized a non-cash cost ceiling writedown of $7.0 million. The cost ceiling writedown is attributable to a decrease in the value of the Company’s unproved properties as a result of the transfer of proprietary rights in 3-D seismic data to Veritas DGC Land, Inc. (as more fully discussed in Note 5) and due to the fact that the Company has written off the $5.5 million balance at June 30, 2002, of deferred income taxes (as more fully discussed in Note 2) which are a component of the cost ceiling computation. Using unescalated period-end prices at June 30, 2001, of $3.28 per Mcf of natural gas and $25.55 per barrel of oil, the Company recognized a $7.5 million cost ceiling writedown during the second quarter of 2001.

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period statements to conform with the June 30, 2002 presentation.

(2)    Income Taxes

In 1998, upon consummation of the Company’s initial public offering, the Company recorded a one-time non-cash accounting charge of $5.4 million to record net deferred tax liabilities, due to the use of different methods for tax and financial reporting purposes in accounting for various transactions and the resultant temporary differences between tax basis and financial reporting basis.

Based on estimates prepared as of June 30, 2002, of future anticipated taxable income and also taking into consideration the Company’s current net operating loss and depletion deduction carryforwards of approximately $38.6 million, it has been determined that there should be no future tax liability. Accordingly, at June 30, 2002, the Company has recorded a $5.5 million income tax credit to reverse the entire deferred income tax liability balance.

(3)    Earnings Per Share

The computation of earnings (loss) per share for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) attributable to basic and diluted EPS	$(2,156)	$(7,743)	$(2,581)	$(7,347)
Average common shares outstanding applicable to basic EPS	19,802	19,446	19,721	19,405
Add: stock options, treasury shares and restricted stock	—	—	—	—

Average common shares outstanding applicable to diluted EPS	19,802	19,446	19,721	19,405
Earnings (loss) per share:
Basic	$(0.11)	$(0.40)	$(0.13)	$(0.38)
Diluted	$(0.11)	$(0.40)	$(0.13)	$(0.38)

Options and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

(4)    Capital Resources and Liquidity

The Company’s primary ongoing sources of liquidity are from cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. The Company’s cash flow for the six months ended June 30, 2002 decreased to $3.2 million from $7.9 million for the same period of the prior year, due to declining oil and gas production volumes and lower average commodity prices. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices have rebounded in 2002, a return to the prices experienced during the fourth quarter of 2001, would likely have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s note payable to Veritas DGC Land, Inc. (as more fully discussed in Note 5) expires December 31, 2002 and is classified as a current liability in the Consolidated Balance Sheets representing $3.1 million of the Company’s working capital deficit of $4.8 million at June 30, 2002.

(5)    Notes Payable and Long-Term Debt

Notes Payable

In the past few years the Company has financed various insurance policy premiums. In January 2002, concurrent with the policy renewals, the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of such note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002, the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of such note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was approximately $106,000 at June 30, 2002.

Bank Debt

On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the then existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s new borrowing base determined by Bank One as of July 1, 2002, was $5.8 million. Commencing October 1, 2002, the borrowing base will be reduced $0.3 million each month until the next redetermination scheduled for January 1, 2003. Bank One also notified the Company that the maturity date of the credit facility has been extended to August 1, 2003 from January 18, 2003. At June 30, 2002, the outstanding balance under the Company’s credit facility with Bank One was $4.6 million. The weighted average interest rate for the credit facility at June 30, 2002, was 6.06%.

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the $3.1 million note payable to Veritas DGC Land, Inc. being classified as a current liability (see further discussion below) at June 30, 2002, the Company is not in compliance with the current ratio covenant and has obtained a waiver of this violation from Bank One. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

Other

On April 14, 1999, the Company issued a $4.7 million note payable (the “Veritas Note”) to one of its suppliers, Veritas DGC Land, Inc. (“Veritas”), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001.

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

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 9¾% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas note was not paid in full by December 31, 2001, and the interest rate was increased to 13 3/4% annually. Interest is payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note has been changed to December 31, 2002 from July 21, 2003; (2) the note bears interest at the stated rate of 9 3/4%; (3) the past due annual interest rate was changed to 12% from 13 3/4%; and (4) six principal payments of $150,000, totaling $900,000 are required, and are payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above are made timely, an interest payment will not be due on October 15, 2002, and Veritas shall forgive the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company will recognize a gain of approximately $2.2 million. As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company has agreed to grant Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company will transfer its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. In the event that these six principal payments are not timely made, the entire principal balance outstanding under the Veritas Note shall be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. The outstanding Veritas Note balance at June 30, 2002, was $3.1 million, and since the maturity date has been changed to December 31, 2002, the entire balance has been classified as a current liability in the Consolidated Balance Sheets.

The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004.

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Any additional proceeds derived by the Company from the exercise of warrants issued (see Note 6) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full. Effective November 1, 2000, Veritas exercised 500,000 warrants to receive 496,923 shares (net of exercise price) of Company Common Stock.

The Company’s long-term debt as of June 30, 2002, consisted of the outstanding credit facility balance with Bank One of $4.6 million.

(6)    Capital Transactions and Common Stock Warrants

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

Under accounting pronouncements in effect at the time of the transaction, in determining the beneficial conversion feature of the Guardian convertible note, the Company was required to assume that the fair value of the Guardian transaction was the closing price of the Company’s common stock on the commitment date (July 11, 2000) which was the date the agreements were signed ($1.56 per share) versus the value agreed to by both parties of $1.35 per share using various valuation methodologies. The difference between these values of $.21 per share resulted in a non-cash charge to interest expense of $0.8 million on the date of stockholder approval of the note conversion. Also, the Company was required to use a value of $1.56 per share of Company Common Stock to allocate value to the warrants issued to Guardian. This resulted in a non-cash charge to interest expense of $0.5 million, making an aggregate $1.3 million charge to interest expense related to valuation of the Guardian Transaction. These charges to interest expense are the result of using a prescribed fair value for the Company’s Common Stock in accounting for these transactions which may not represent the actual value of the Guardian Transaction.

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

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Warrants

As of June 30, 2002, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
3,750,000 shares	$2.50	December 7, 2002
600,498 shares	0.01	July 31, 2004
9,000,000 shares	3.00	December 7, 2004

(7)    Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2002 and 2001, the Company realized approximately $(0.1) million and $(2.7) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at June 30, 2002, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the six months ended June 30, 2002 and 2001, the Company had hedged 58% and 69%, respectively, of its oil and natural gas production, and as of June 30, 2002, the Company had 1.0 Bcfe of open natural gas contracts for the months of July 2002 through May 2003. If all these open contracts had been settled as of June 30, 2002, the Company would have paid approximately $0.1 million.

(8)    Commitments and Contingencies

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

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2000, the Company granted 191,500 stock options to certain employees with an exercise price of $0.01 per share. The right to exercise the options vests and the options become exercisable only when the average trading price of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

Five-Day Daily Average Target	Percentage Vested
$2.00	40%
$2.75	30%
$3.50	30%

When it is probable that the five-day stock price target will be attained (the “measurement date”), the Company will recognize compensation expense for the difference between the quoted market price of the Common Stock at this measurement date less the $0.01 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2002; therefore, no compensation expense has been recorded for these options.

On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $1.625 per share (the closing market price on the date of grant). The right to exercise the options vests at a rate of one-fifth per year beginning on the first anniversary of the grant date.

On April 6, 2001, the Company granted 190,000 stock options to the Chief Executive Officer of the Company. Of these options, 100,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 90,000 stock options were issued under the same terms as those issued to certain employees on October 31, 2000.

On November 12, 2001, the Company granted 337,000 stock options to employees with an exercise price of $1.25 per share. The right to exercise the options vests at a rate of one-fifth per year beginning on the first anniversary of the grant date.

The Company accounts for all stock options issued under the provisions and related interpretation of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock-Based Compensation. The Company intends to continue to apply APB No. 25 for purposes of determining net income.

Litigation

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially similar to the action previously filed in Federal District Court, while arguing to the Blackfeet Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company to the

MILLER EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes K2’s counterclaim is without merit and will continue to vigorously contest it. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to over-turn a previous Tribal Business Council decision which action reaffirms the Company’s 50% interest in the K2 Energy Exploration Agreement (K2/Blackfeet IMDA) covering 150,000 net Tribal mineral acres.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The disputes for which the Company demands arbitration include, but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet Tribal Council dated March 16, 2000, that certain wells which the Company proposed to drill “would not satisfy the mandatory drilling obligations” under the K2/Blackfeet IMDA. The Rocky Mountain Regional Director of the Bureau of Indian Affairs (“BIA”) responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company also filed an appeal brief with the United States Department of Interior Appeals Division. On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed.

The Company and the Blackfeet Tribal Business Council entered into an Amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres, and the Company deposited $525,000 with the BIA in anticipation of the BIA’s future approval of the Exploration Agreement. Once BIA approval of the Amended Miller/Blackfeet IMDA is received, the Company’s request for arbitration will be dropped.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling was appealed to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. In August 2002, the Court of Appeals ruled in favor of the Company on disputed interest and dayrate charges. The Company believes the judgment plus any associated costs will be covered by insurance.

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July 2002, the Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held. The Company plans to appeal this decision and believes any costs associated with this lawsuit will be covered by insurance.

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

(9)    Non-Cash Activities

The Company issued 243,493 and 125,599 shares of the Company’s Common Stock to its non-employee directors for the six-months ended June 30, 2002 and 2001, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. During the six months ended June 30, 2002 and 2001, the Company issued 79,176 and 70,207 shares, respectively, of the Company’s Common Stock to the Company’s 401(K) Savings Plan as an employer matching contribution. For the six months ended June 30, 2002 and 2001, the Company recognized $(0.2) million and $0.3 million, respectively, of other comprehensive income (loss) under the provisions of SFAS No. 133. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

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

Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs, net of deferred income taxes, within the full cost pool may not exceed the net present value of the Company’s proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings.

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Production volumes:
Crude oil and condensate (MBbls)	43	38	89	75
Natural gas (MMcf)	604	872	1,272	1,954
Natural gas equivalent (MMcfe)	862	1,100	1,806	2,404
Revenues:
Crude oil and condensate	$931	$910	$1,782	$1,825
Natural gas	1,963	3,800	3,798	9,377
Operating expenses:
Lease operating expenses and production taxes	$488	$824	$929	$1,763
Depletion, depreciation and amortization	2,422	3,525	4,514	7,712
General and administrative	504	514	1,164	1,076
Cost ceiling writedown	7,000	7,500	7,000	7,500
Interest expense	$206	$331	$402	$588
Net income (loss)	$(2,156)	$(7,743)	$(2,581)	$(7,347)
Average sales prices:
Crude oil and condensate ($ per Bbl)	$21.65	$23.95	$20.02	$24.33
Natural gas ($ per Mcf)	3.25	4.36	2.99	4.80
Natural gas equivalent ($ per Mcfe)	3.36	4.28	3.09	4.66
Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.57	$0.75	$0.51	$0.73
Depletion, depreciation and amortization	2.81	3.20	2.50	3.21
General and administrative	0.58	0.47	0.64	0.45

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001

Oil and natural gas revenues for the quarter ended June 30, 2002 decreased 39% to $2.9 million from $4.7 million for the comparable period in the prior year. The revenues for the quarter ended June 30, 2002 and 2001 include approximately $(0.2) million and $(0.4) million of hedging (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the quarter ended June 30, 2002, decreased 22% to 862 MMcfe from 1,100 MMcfe for the comparable period in the prior year. Oil and natural gas production from the Mississippi Salt Basin properties continued a downward trend since no impactual gas well discoveries have been made recently to offset normal depletion. In 2002, the Company plans to pursue asset purchases, corporate mergers/combinations and/or joint ventures that will strategically position the Company to, among other things, diversify its asset base, develop new core areas for exploration and development and to increase shareholder value. The Company expects financing of these acquisitions and/or mergers to come from a combination of proceeds from sales of producing properties, cash flows and, possibly, additional debt. Average realized oil prices for the quarter ended June 30, 2002, decreased 10% to $21.65 per barrel from $23.95 per barrel experienced during the comparable period of 2001. Realized natural gas prices for the quarter ended June 30, 2002, decreased 25% to $3.25 per Mcf from $4.36 per Mcf for the comparable period of the prior year. The wide price fluctuations have substantially affected oil and gas revenues. The resultant reduction in cash flow from operations due to volatile commodity prices and lower production volumes has significantly impacted the Company’s budgeted exploration and development expenditures for 2002.

Lease operating expenses (“LOE”) and production taxes for the quarter ended June 30, 2002 decreased 41% to $0.5 million from $0.8 million for the comparable period in the prior year. The LOE component for the quarter ended June 30, 2002, decreased 20% to $0.4 million from $0.6 million for the comparable period in the prior year, due primarily to rework expenses incurred on one well in 2001. Production taxes for the quarter ended June 30, 2002, decreased 33% to $0.1 million from $0.3 million for the comparable period in the prior year due to declining production and revenues.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter ended June 30, 2002, decreased 31% to $2.4 million from $3.5 million for the comparable period in the prior year, due to decreased production volumes and a reduced property cost basis after the $15.5 million cost ceiling writedown recognized in 2001.

General and administrative expenses have been virtually flat at $0.5 million for the quarter ended June 30, 2002 and 2001, respectively.

Using unescalated period-end prices at June 30, 2002, of $3.24 per Mcf of natural gas and $26.86 per barrel of oil, the Company has recognized a non-cash cost ceiling writedown of $7.0 million. The cost ceiling writedown is attributable to a decrease in the value of the Company’s unproved properties as a result of the transfer of proprietary rights in 3-D seismic data to Veritas (as more fully discussed in Note 5) and due to the fact that the Company has written off the $5.5 million balance at June 30, 2002, of deferred income taxes (as more fully discussed in Note 2). Using unescalated period-end prices at June 30, 2001, of $3.28 per Mcf of natural gas and $25.55 per barrel of oil, the Company recognized a $7.5 million cost ceiling writedown for the quarter ended June 30, 2001.

Interest expense for the quarter ended June 30, 2002, decreased 38% to $0.2 million from $0.3 million for the comparable period in the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the first quarter of 2002 compared to the same quarter of the prior year; (2) full payment of the amount owed pursuant to the note held by Amerada Hess Corporation in August 2001; and (3) lower interest rates associated with the new Bank One credit facility which are prime rate sensitive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net income (loss) for the quarter ended June 30, 2002, was $(2.2) million compared to $(7.7) million for the same period in the prior year, as a result of the factors described above.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Oil and gas revenues for the six months ended June 30, 2002, decreased 50% to $5.5 million from $11.2 million for the comparable period in the prior year. The revenues for the six months ended June 30, 2002 and 2001, include approximately $(0.1) million and $(2.7) million of hedging (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the six months ended June 30, 2002, decreased 25% to 1,806 MMcfe from 2,404 MMcfe for the comparable period in the prior year. The downward trend in production is attributable to the Company’s Mississippi Salt Basin properties which are continuing their natural depletion. Average realized oil prices for the six months ended June 30, 2002 decreased 18% to $20.02 per barrel from $24.33 per barrel for the comparable period in the prior year. Realized prices for natural gas decreased 38% to $2.99 per Mcf from $4.80 per Mcf for the comparable period in the prior year. The volatile commodity prices and declining production volumes have had a material adverse effect on the Company’s cash flow and capital expenditures for 2002.

Lease operating expenses (“LOE”) and production taxes for the six months ended June 30, 2002, decreased 47% to $0.9 million from $1.8 million for the comparable period in the prior year. The LOE component for the six months ended June 30, 2002, decreased 30% to $0.7 million from $1.0 million for the same period of 2001, due primarily to rework projects on three Mississippi Salt Basin wells in 2001, two of which were successful in returning the wells to productive status. Production taxes for the six months ended June 30, 2002, decreased 75% to $0.2 million from $0.8 million for the same period in the prior year, due to declining production, declining revenues and applicable exemption from the 6% State of Mississippi production tax that was in place during the first quarter of 2002, compared to the first half of 2001 when the exemption did not apply due to higher average commodity prices during that time.

DD&A expense for the six months ended June 30, 2002, decreased 41% to $4.5 million from $7.7 million for the comparable period of the prior year, due to decreased production volumes and reduced property cost basis after the $15.5 million cost ceiling writedown recognized in 2001.

General and administrative expenses for the six months ended June 30, 2002, increased 8% to $1.2 million from $1.1 million for the same period of the prior year, primarily as a result of professional fees associated with a potential asset acquisition transaction that was terminated in March 2002.

A non-cash cost ceiling writedown of $7.0 million was recognized by the Company at June 30, 2002, compared to $7.5 million at June 30, 2001, as previously discussed.

Interest expense for the six months ended June 30, 2002, decreased 32% to $0.4 million from $0.6 million for the same period of the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the six months ended June 30, 2002, compared to the same period of the prior year; (2) full payment of the Amerada Hess Corporation note in August 2001; and (3) lower interest rates associated with the Bank One credit facility which are prime rate sensitive.

Net income (loss) for the six months ended June 30, 2002, was $(0.6) million compared to $(7.3) million for the same period of the prior year, as a result of the factors described above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary ongoing source of liquidity is cash generated from operations. There was $0.6 million cash provided by operating activities for the six months ended June 30, 2002, compared to $10.1 million for the same period of the prior year. The decrease in cash provided in 2002 compared to 2001 was the primary result of a decrease in operating income caused by declining production and much lower commodity prices. Cash was also used to reduce payables and other current liabilities.

The Company’s primary use of cash has been for its exploration and development activities. Net cash used in investing activities was $1.9 million and $6.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash used in 2002 compared to 2001 was attributable to the planned reduction in 2002 exploration and development expenditures due to decreased cash flow, as previously discussed.

The Company’s primary sources (and uses) of capital have been from the Company’s bank credit facility. Net cash provided by (used in) financing activities was $1.1 million and $(6.0) million in 2002 and 2001, respectively. The increase in cash provided in 2002 compared to 2001 is attributable to net borrowings under the Company’s credit facility to help fund Company operations.

Financing Arrangements

In the past few years the Company has financed various insurance policy premiums. In January 2002, concurrent with the policy renewals, the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of such note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002, the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of such note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was approximately $106,000 at June 30, 2002.

On July 18, 2000, the Company entered into a new senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. The Company’s new borrowing base determined by Bank One as of July 1, 2002, was $5.8 million. Commencing October 1, 2002, the borrowing base will be reduced by $0.3 million per month until the next redetermination date scheduled for January 1, 2003. Bank One also notified the Company that the maturity date of the credit facility has been extended to August 1, 2003 from January 18, 2003. At June 30, 2002, the outstanding balance under the Company’s credit facility with Bank One was $4.6 million.

The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. As a result of the $3.1 million note payable to Veritas DGC Land, Inc. being classified as a current liability (see further discussion below) at June 30, 2002, the Company is not in compliance with the current ratio covenant and has obtained a waiver of this violation from Bank One. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

On April 14, 1999, the Company issued a $4.7 million note payable (the “Veritas Note”) to one of its suppliers, Veritas DGC Land, Inc. (“Veritas”), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001.

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

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001, and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9 3/4%, provided the entire note balance was paid in full by December 31, 2001. The Veritas Note was not paid in full by December 31, 2001, and the interest rate was increased to 13¾% annually. Interest is payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note has been changed to December 31, 2002 from July 21, 2003; (2) the note bears interest at the stated rate of 9 3/4%; (3) the past due annual interest rate was changed to 12% from 13 3/4%; and six (6) principal payments of $150,000, totaling $900,000 are required, and are payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above are made timely, an interest payment will not be due on October 15, 2002, and Veritas shall forgive the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company will recognize a gain of approximately $2.2 million. As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company has agreed to grant Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company will transfer its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. In the event that these six principal payments are not timely made, the entire principal balance outstanding under the Veritas Note shall be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. The outstanding Veritas Note balance at June 30, 2002, was $3.1 million, and since the maturity date has been changed to December 31, 2002, the entire balance has been classified as a current liability in the Consolidated Balance Sheets.

The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004, from June 21, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Any additional proceeds derived by the Company from the exercise of warrants issued (see Note 6) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

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

As of June 30, 2002, the Company had a working capital deficit of $9.4 million, primarily due to decreased cash flow attributable to decreased production volumes, low commodity prices, and reclassification of the outstanding credit facility balance and Veritas Note to current liabilities as more fully described in Note 5. The Company expects that it will utilize its operational cash flows for 2002 to meet its working capital requirements and fund its capital expenditures through a mix of operational funds and additional borrowings under the credit facility.

The Company anticipates 2002 capital expenditures will be approximately $3.0 million, net of savings associated with promoted and carried interests in wells to be drilled in 2002. Cash flows will be used to fund drilling and development activities, processing of additional seismic data and leasehold acquisitions and extensions in the Company’s project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the six months ended June 30, 2002, were approximately $1.9 million. Despite the reduced capital expenditure budget, the Company intends to drill the same number of gross wells as it did in 2001. The significant decrease in expenditures anticipated for 2002 is due to the above-mentioned carries and promotes, and because the planned drilling activities for 2002 are in shallower, less expensive, lower risk wells.

The Company’s revenues, profitability, future growth and ability to borrow funds or obtain additional capital are highly dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices in 2002 have rebounded, a return to significantly lower oil and gas prices experienced by the Company in the fourth quarter of 2001, would likely have an adverse effect on the Company’s liquidity, financial condition and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The Company has experienced and expects to continue to experience substantial working capital requirements due to the Company’s current plans for asset growth. In 2002, the Company will focus more of its efforts toward drilling lower risk development wells and strategic reserve acquisitions. The Company believes that cash flow from operations, proceeds from asset sales, and draws on the credit facility should allow the Company to implement its present business strategy through 2002. However, additional debt or equity financing may be required in the future to fund reserve acquisitions, the exploration and development program, and to satisfy existing obligations. The failure to obtain and exploit such capital resources or consummate strategic asset sales could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

Future Financing Obligations

The Company has amended the Veritas Note (as more fully discussed in Note 5). In the event the Company is unable to comply with the terms of the amended Veritas Note, the Company believes it would be able to fulfill such obligations through the use of available cash flows; the identification of additional sources for debt or equity financings; or strategic asset sales. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet future financing obligations and cause the Company to further curtail its exploration and development activities.

Significant Accounting Policies

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2002 and 2001, the Company realized approximately $(0.1) million and $(2.7) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at June 30, 2002, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the six months ended June 30, 2002 and 2001, the Company had hedged 58% and 69%, respectively, of its oil and natural gas production, and as of June 30, 2002, the Company had 1.0 Bcfe of open natural gas contracts for the months of July 2002 through May 2003. If all these open contracts had been settled as of June 30, 2002, the Company would have paid approximately $0.1 million.

Market Risk Information

The market risk inherent in the Company’s derivatives is the potential loss arising from adverse changes in commodity prices. The prices of natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce the price risk caused by market fluctuations, the Company’s policy is to hedge (through the use of derivatives) future production. Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of natural gas.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially similar to the action previously filed in Federal District Court, while arguing to the Blackfeet Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company to the effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Blackfeet Tribal officials so as to impede other development initiatives on the Blackfeet Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes K2’s counterclaim is without merit and will continue to vigorously contest it. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to over-turn a previous Blackfeet Tribal Business Council decision which action reaffirms the Company’s 50% interest in the K2/Blackfeet IMDA covering 150,000 net Tribal mineral acres.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The disputes for which the Company demands arbitration include but are not limited to the unreasonable withholding of a consent to a drilling extension as provided in the Miller/Blackfeet IMDA, as well as a determination by the Blackfeet Tribal Council dated March 16, 2000, that certain wells which the Company proposed to drill “would not satisfy the mandatory drilling obligations” under the K2/Blackfeet IMDA. The Rocky Mountain Regional Director of the Bureau of Indian Affairs (“BIA”) responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company has filed an appeal brief with the United States Department of Interior Appeals Division. On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. On June 3, 2002, the Company entered into an amended IMDA with the Blackfeet Tribe.

The Company and the Blackfeet Tribal Business Council entered into an amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres, and the Company deposited $525,000 with the BIA in anticipation of the BIA’s future approval of the Exploration Agreement. Once BIA approval of the amended Miller/Blackfeet IMDA is received, the Company’s request for arbitration will be dropped.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, is claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with damages left undetermined. This ruling was appealed to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. In August 2002, the Court of

Appeals ruled in favor of the Company on disputed interest and dayrate charges. The Company believes the judgment plus any associated costs will be covered by insurance.

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July 2002, Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held. The Company plans to appeal this decision and believes any costs associated with this lawsuit will be covered by insurance.

The Company is a party to a lawsuit brought by Bill and Joyce Vasilion against Amerada Hess Corporation (the Company’s joint venture partner at the site of the alleged incident). The claim alleges that AHC (the operator) was negligent in failing to inspect a crane at a well site that was the subject of an accident which occurred in September 1994. This claim was settled on March 8, 2002. The Company expects the settlement amount will be covered by insurance.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Board of Directors is currently composed of five members. At the May 23, 2002 Annual Meeting of Common Stockholders, the following nominees were elected to the Company’s Board of Directors for a term of three years:

Name	Votes For	Votes Withheld
Robert M. Boeve	18,167,931	135,500
C. E. “Gene” Miller	18,167,931	135,500

The remaining members of the Company’s Board of Directors are Kelly E. Miller (term expires in 2004), Richard J. Burgess (term expires in 2003), and Paul A. Halpern (term expires in 2003).

Also at the May 23, 2002 Annual Meeting of Common Stockholders, a proposal to amend the Company’s Equity Compensation Plan for Non-Employee Directors to increase the number of authorized shares of Common Stock issuable under the plan from 600,000 to 1,100,000 was approved. The vote approving this proposal was as follows:

For	Against	Abstain	Votes Withheld
16,552,521	1,739,510	11,400	—

Item 5.     Other Information

On May 13, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”), as the Company’s independent accountant due to the lack of appropriate continuity of Arthur Andersen personnel working on the review of the Company’s quarterly financial statements as of March 31, 2002 and for the quarter then ended. As a consequence, the financial statements as of March 31, 2002, and for the three months then ended, contained in the Company’s For 10-Q for the quarterly period ended March 31, 2002, and filed with the SEC on May 15, 2002, were not reviewed by an independent public accountant.

On June 27, 2002, the Company appointed Plante & Moran, LLP, as its new independent auditors. These actions were approved by the Company’s Board of Directors upon the recommendation of its Audit Committee and reported in the Company’s Form 8-K filed July 3, 2002, with the SEC. Plante & Moran, LLP, have reviewed the interim financial statements contained in the Company’s Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002, and no changes have been made to such interim financial statements.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Description
2.1(a)
Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil Corporation. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 5, 1997 (File No. 333-40383).)

2.1(b)
First Amendment to Agreement for Purchase and Sale dated January 7, 1998. (Incorporated by reference to Exhibit 2.3(b) to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 9, 1998 (File No. 333-40383).)

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

10.1*	Second Amendment to Promissory Note, Warrant and Registration Rights Agreement dated June 28, 2002, between Veritas DGC Land, Inc., and Miller Exploration Company.

99.1*	Certification of Chief Executive Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)  Reports on Form 8-K. The Company filed a report on Form 8-K on July 2, 2002. In the report, the Company reported, under Item 4, that on June 27, 2002, it had appointed Plante & Moran, LLP, as the Company’s new independent auditors and that this appointment was approved by the Company’s Board of Directors upon the recommendation of the Audit Committee.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

Date: August 12, 2002	By:	/s/ DEANNA L. CANNON
Deanna L. Cannon Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
2.1(a)
Agreement for Purchase and Sale dated November 25, 1997 between Amerada Hess Corporation and Miller Oil Corporation. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 5, 1997 (File No. 333-40383).)

2.1(b)
First Amendment to Agreement for Purchase and Sale dated January 7, 1998. (Incorporated by reference to Exhibit 2.3(b) to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 9, 1998 (File No. 333-40383).)

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

10.1*	Second Amendment to Promissory Note, Warrant and Registration Rights Agreement dated June 28, 2002, between Veritas DGC Land, Inc., and Miller Exploration Company.

99.1*	Certification of Chief Executive Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)    Reports on Form 8-K. The Company filed a report on Form 8-K on July 2, 2002. In the report, the Company reported, under Item 4, that on June 27, 2002, it had appointed Plante & Moran, LLP, as the Company’s new independent auditors and that this appointment was approved by the Company’s Board of Directors upon the recommendation of the Audit Committee.