Form 10-Q
period 2002-09-30
MILLER EXPLORATION CO
filed 2002-11-14
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
September 30, 2002	0-23431

MILLER EXPLORATION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3379776
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3104 Logan Valley Road
Traverse City, Michigan	49685-0348
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (231) 941-0004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒            No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2002
Common stock, $.01 par value	1,992,159 shares

MILLER EXPLORATION COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

MILLER EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Natural gas	$1,501	2,695	$5,299	$12,072
Crude oil and condensate	548	795	2,330	2,621
Other operating revenues	37	65	142	234

Total operating revenues	2,086	3,555	7,771	14,927

OPERATING EXPENSES:
Lease operating expenses and production taxes	425	655	1,353	2,418
Depreciation, depletion and amortization	1,415	2,793	5,929	10,505
General and administrative	389	383	1,554	1,459
Cost ceiling writedown	—	1,000	7,000	8,500

Total operating expenses	2,229	4,831	15,836	22,882

OPERATING INCOME (LOSS)	(143)	(1,276)	(8,065)	(7,955)

INTEREST EXPENSE	(145)	(241)	(547)	(829)

INCOME (LOSS) BEFORE INCOME TAXES	(288)	(1,517)	(8,612)	(8,784)

INCOME TAX PROVISION (CREDIT) (Note 2)	—	(176)	(5,743)	(97)

NET INCOME (LOSS)	$(288)	$(1,341)	$(2,869)	$(8,687)

EARNINGS (LOSS) PER SHARE (Note 3)
Basic	$(0.01)	$(0.07)	$(0.15)	$(0.45)

Diluted	$(0.01)	$(0.07)	$(0.15)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$355	$201
Accounts receivable	2,602	3,076
Inventories, prepaids and advances to other operators	621	523

Total current assets	3,578	3,800

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	151,916	146,649
Unproved oil and gas properties	4,532	11,244
Less-Accumulated depreciation, depletion and amortization	(137,363)	(124,618)

Net oil and gas properties	19,085	33,275

OTHER ASSETS	367	512

Total assets	$23,030	$37,587

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable	$2,684	$—
Current maturities of long-term debt	1,800	—
Accounts payable	534	2,767
Accrued expenses and other current liabilities	3,446	4,974

Total current liabilities	8,464	7,741

LONG-TERM DEBT	—	6,696

DEFERRED INCOME TAXES (Note 2)	—	5,743

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Common stock warrants, 13,350,498 outstanding at September 30, 2002 and December 31, 2001	860	860
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding		—
Common stock, $0.01 par value; 40,000,000 shares authorized; 19,921,590 shares and 19,478,853 shares outstanding at September 30, 2002 and December 31, 2001, respectively	199	195
Accumulated other comprehensive income (loss)	(83)	89
Additional paid in capital	77,447	77,251
Retained deficit	(63,857)	(60,988)

Total equity	14,566	17,407

Total liabilities and equity	$23,030	$37,587

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid In Capital	Retained Deficit
BALANCE-December 31, 2001	$860	$—	$195	$89	$77,251	$(60,988)
Issuance of benefit plan shares	—	—	2	—	74	—
Issuance of non-employee directors’ shares	—	—	2	—	122	—
Change in unrealized (losses)	—	—	—	(172)	—	—
Net (loss)	—	—	—	—	—	(2,869)

BALANCE-September 30, 2002	$860	$—	$199	$(83)	$77,447	$(63,857)

Disclosure of Comprehensive Income:

	For the nine months ended September 30,
	2002	2001
Net income (loss)	$(2,869)	$(8,687)
Other comprehensive income (loss)	(172)	425

Total comprehensive income (loss)	$(3,041)	$(8,262)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,869)	$(8,687)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Cost ceiling writedown	7,000	8,500
Depreciation, depletion and amortization	5,929	10,505
Deferred income taxes	(5,743)	(96)
Warrants and stock compensation	199	16
Deferred revenue	—	(20)
Changes in assets and liabilities—
Restricted cash	—	69
Accounts receivable	474	1,111
Other assets	(220)	(306)
Accounts payable	(2,233)	(1,401)
Accrued expenses and other current liabilities	(1,611)	274

Net cash flows provided by operating activities	926	9,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(2,303)	(8,029)
Proceeds from sale of oil and gas properties and purchases of equipment, net	3,743	52

Net cash flows provided by (used in) investing activities	1,440	(7,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(19,284)	(16,682)
Borrowing on notes payable and long-term debt	17,072	12,664

Net cash flows used in financing activities	(2,212)	(4,018)

NET CHANGE IN CASH AND CASH EQUIVALENTS	154	(2,030)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	201	2,292

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$355	$262

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$782	$712

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and its subsidiary, Miller Oil Corporation, included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The statements of operations for the three and nine month periods ended September 30, 2002, cannot necessarily be used to project results for the full year.

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

Nature of Operations

The Company is a domestic, independent energy company engaged in the exploration, development and production of crude oil and natural gas. The Company has established exploration efforts concentrated primarily in the Mississippi Salt Basin of central Mississippi and on the Blackfeet Indian Reservation in Montana.

Oil and Gas Properties

SEC Regulation S-X, Rule 4-10 requires companies reporting on a full cost basis to apply a ceiling test wherein the capitalized costs, net of deferred income taxes, within the full cost pool may not exceed the net present value of the Company’s proven oil and gas reserves plus the lower of the cost or market value of unproved properties. Any such excess costs should be charged against earnings. Using unescalated period-end prices at September 30, 2002, of $4.14 per Mcf of natural gas and $30.45 per barrel of oil, no cost ceiling writedown was required for the quarter then ended. Using unescalated period-end prices at September 30, 2001, of $2.24 per Mcf of natural gas and $23.43 per barrel of oil, the Company would have recognized a $3.9 million non-cash cost ceiling writedown during the third quarter of 2001. However, based upon improvements in oil and gas prices experienced subsequent to period end, but prior to the respective report date, the non-cash cost ceiling writedown was reduced to $1.0 million.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain reclassifications have been made to prior period statements to conform with the September 30, 2002 presentation.

Reverse Stock Split

All disclosures regarding amounts or per-share amounts for shares, options, and warrants are presented before adjustments for the one-for-ten reverse stock split that was effective October 11, 2002 (as more fully described in Note 11).

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

Based on estimates prepared as of June 30, 2002, of future anticipated taxable income and also taking into consideration the Company’s current net operating loss and depletion deduction carryforwards of approximately $38.6 million, it has been determined that there should be no accrual of future tax liability. Accordingly, at June 30, 2002, the Company recorded a $5.5 million income tax credit to reverse the entire deferred income tax liability balance.

(3)    Earnings Per Share

The computation of earnings (loss) per share for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Net income (loss) attributable to basic and diluted EPS	$(288)	$(1,341)	$(2,869)	$(8,687)

Average common shares outstanding applicable to basic EPS	19,898	19,479	19,781	19,430
Add: stock options, treasury shares and restricted stock	—	—	—	—

Average common shares outstanding applicable to diluted EPS	19,898	19,479	19,781	19,430

Earnings (loss) per share:
Basic	$(0.01)	$(0.07)	$(0.15)	$(0.45)
Diluted	$(0.01)	$(0.07)	$(0.15)	$(0.45)

Options and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    Capital Resources and Liquidity

The Company’s primary ongoing sources of liquidity are from cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. The Company’s cash flow for the nine months ended September 30, 2002 decreased to $4.3 million from $10.2 million for the same period of the prior year, due to declining oil and gas production volumes and lower average commodity prices. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices have rebounded in 2002, a return to the prices experienced during the fourth quarter of 2001 and first quarter of 2002, would likely have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The Company’s note payable to Veritas DGC Land, Inc. (as more fully discussed in Note 5) expires December 31, 2002 and the Company’s credit facility with Bank One, Texas, N.A. (“Bank One”) expires on August 1, 2003; therefore, both are classified as current liabilities in the Consolidated Balance Sheets and represents $4.4 million of the Company’s $4.9 million working capital deficit at September 30, 2002.

(5)    Notes Payable and Long-Term Debt

Notes Payable

In the past few years the Company has financed various insurance policy premiums. In January 2002, concurrent with the policy renewals, the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of such note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002, the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of such note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was approximately $38,000 at September 30, 2002.

Bank Debt

On July 19, 2000, the Company entered into a senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s new borrowing base determined by Bank One as of July 1, 2002, was $5.8 million. On September 30, 2002, the Company completed the sale of certain proved and unproved oil and gas properties (as more fully described in Note 9). In connection therewith, the Company’s borrowing base was reduced to $4.0 million until the next redetermination scheduled for February 1, 2003. Bank One also notified the Company that the maturity date of the credit facility has been extended to August 1, 2003 from January 18, 2003. At September 30, 2002, the outstanding balance under the Company’s credit facility with Bank One was $1.8 million. The weighted average interest rate for the credit facility at September 30, 2002, was 5.98%.

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. At September 30, 2002, the Company requested and obtained a waiver from Bank One for non-compliance with the covenant that requires maintenance of specified levels of commodity hedge contracts. The obligations under the credit facility are secured by a lien on all of the Company’s real and personal property.

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

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 9 ¾% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas note was not paid in full by December 31, 2001, and the interest rate was increased to 13 ¾% annually. Interest was payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note has been changed to December 31, 2002 from July 21, 2003; (2) the note bears interest at the stated rate of 9 ¾%; (3) the past due annual interest rate was changed to 12% from 13 ¾%; and (4) six principal payments of $150,000, totaling $900,000 are required, and are payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above are made timely, an interest payment will not be due on October 15, 2002, and Veritas shall forgive the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company will recognize a gain of approximately $2.4 million. In the event that these six principal payments are not timely made, the entire principal balance outstanding under the Veritas Note shall be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. The outstanding Veritas Note balance at September 30, 2002, was $2.6 million, and since the

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

maturity date has been changed to December 31, 2002, the entire balance has been classified as a current liability in the Consolidated Balance Sheets.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company has granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party.

The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004. Also, any additional proceeds derived by the Company from the exercise of warrants issued (see Note 6) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. (“Eagle”) an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 1,851,851 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 2,031,250 shares of Common Stock. This transaction with Eagle was approved by the Company’s stockholders at a meeting on December 7, 2000.

Common Stock Warrants

As of September 30, 2002, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
3,750,000 shares	$2.50	December 7, 2002
600,498 shares	0.01	July 31, 2004
9,000,000 shares	3.00	December 7, 2004

(7)    Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2002 and 2001, the Company realized approximately $(0.2) million and $(2.2) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at September 30, 2002, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the nine months ended September 30, 2002 and 2001, the Company had hedged 60% and 53%, respectively, of its oil and natural gas production, and as of September 30, 2002, the Company had 0.4 Bcfe of open natural gas contracts for the months of October 2002 through May 2003. If all these open contracts had been settled as of September 30, 2002, the Company would have paid approximately $0.1 million.

(8)    Commitments and Contingencies

Stock-Based Compensation

During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the “1997 Plan”). The Board of Directors contemplates that the 1997 Plan primarily will be used to grant stock options.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Five-Day Daily Average Target	Percentage Vested
$2.00	40%
$2.75	additional 30%
$3.50	final 30%

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. The outcome of the arbitration process is a new amended Exploration Agreement. The Company and the Blackfeet Tribal Business Council entered into an amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres, and the Company deposited $525,000 with the BIA in anticipation of the BIA’s future approval of the Exploration Agreement. The Company received formal notice that the amended Miller/Blackfeet IMDA was approved by the BIA on July 26, 2002. The Company plans to make the optional final $525,000 payment under the amended IMDA by November 23, 2002. If the final payment is not made, the Company will forfeit its interest in the Miller/Blackfeet IMDA.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with interest and day-rate charges left undetermined. This ruling was appealed by the Company to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors’ (“IADC”) standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor’s equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the Company paid the judgment amount totaling approximately $780,000, which was covered by insurance.

In August 2002, the Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling has filed an appeal of the Court of Appeals’ decision, which remains unresolved. The Company believes any remaining costs will be covered by insurance.

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

In the initial stages of this litigation, Plaintiffs only sought damages from remediation of the soil at the blowout site. Plaintiffs have recently designated additional experts in the litigation who have opined that underground aquifers below the site require remediation as well. As a result, Plaintiffs appear to be seeking significant additional damages related to remediation of underground water sources. If all the damages the Plaintiffs’ experts have opined may exist were to be awarded by a jury, the possibility exists that the Company would not have sufficient insurance or other resources available to cover the judgment. Notwithstanding this, the Company continues to vigorously defend the claims of the Plaintiffs, and believes that the actual probable damages at the site to be well within the Company’s insurance coverage. Moreover, the Company continues to work with the Louisiana Department of Natural Resources and Plaintiffs’ counsel to resolve, without a trial, all remediation issues as between the landowner and the Company.

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

(9)    Sale of Oil and Gas Properties

On September 30, 2002, the Company completed the sale of its interest in the proved and unproved Pine Grove Field oil and gas properties, located in Jones County, Mississippi, to Bean Industries, Inc. for $3.75 million. The book value of these assets represents less than 10% of the Company’s total assets. The transaction had an August 1, 2002 effective date. In connection with the sale, Bank One reduced the Company’s borrowing base to $4.0 million from $5.8 million. Under full cost accounting, the sale proceeds are recorded as a reduction to the full cost pool and the proved oil and gas properties as reported in the Consolidated Balance Sheet at September 30, 2002.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)    Non-Cash Activities

The Company issued 243,493 and 125,599 shares of the Company’s Common Stock to its non-employee directors during the nine months ended September 30, 2002 and 2001, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. During the nine months ended September 30, 2002 and 2001, the Company issued 225,960 and 70,207 shares, respectively, of the Company’s Common Stock to the Company’s 401(K) Savings Plan as an employer matching contribution. For the nine months ended September 30, 2002 and 2001, the Company recognized $(0.1) million and $0.4 million, respectively, of other comprehensive income (loss) under the provisions of SFAS No. 133. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

(11)    Reverse Stock Split

At the October 9, 2002, Special Meeting of the Common Shareholders, the shareholders approved an amendment of the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock, at the ratio of one for ten, effective October 11, 2002. The reverse stock split had the effect of converting the then current numbers of shares outstanding of 19,921,590 to 1,992,159 shares. The stock is currently traded on the NASDAQ Small Cap Market and the letter “D” was appended to the Company’s stock symbol (MEXPD) for a period of 20 business days following the effective date of the reverse split.

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

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Production volumes:
Crude oil and condensate (MBbls)	25	35	115	110
Natural gas (MMcf)	471	764	1,743	2,718
Natural gas equivalent (MMcfe)	621	974	2,433	3,378

Revenues:
Crude oil and condensate	$548	$795	$2,330	$2,621
Natural gas	1,501	2,695	5,299	12,072

Operating expenses:
Lease operating expenses and production taxes	$425	$655	$1,353	$2,418
Depletion, depreciation and amortization	1,415	2,793	5,929	10,505
General and administrative	389	383	1,554	1,459
Cost ceiling writedown	—	1,000	7,000	8,500

Interest expense	$145	$241	$547	$829

Net income (loss)	$(288)	$(1,341)	$(2,869)	$(8,687)

Average sales prices:
Crude oil and condensate ($ per Bbl)	$21.92	$22.71	$20.26	$23.83
Natural gas ($ per Mcf)	3.19	3.53	3.04	4.44
Natural gas equivalent ($ per Mcfe)	3.30	3.58	3.14	4.35

Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.68	$0.67	$0.56	$0.72
Depletion, depreciation and amortization	2.28	2.87	2.44	3.11
General and administrative	0.63	0.39	0.64	0.43

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Quarter Ended September 30, 2002 compared to Quarter Ended September 30, 2001

Oil and natural gas revenues for the quarter ended September 30, 2002 decreased 41% to $2.0 million from $3.5 million for the comparable period in the prior year. The revenues for the quarter ended September 30, 2002 and 2001 include approximately $(0.1) million and $0.5 million of hedging gains (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the quarter ended September 30, 2002, decreased 36% to 621 MMcfe from 974 MMcfe for the comparable period in the prior year. Oil and natural gas production from the Mississippi Salt Basin properties continued a downward trend since reserve discoveries made in 2002 have not been sufficient to offset normal depletion. The Company’s sale of its interest in the Pine Grove Field assets (as more fully described in Note 9) with an August 1, 2002, effective date, also contributed to a reduction in production volumes and associated revenues. For the remainder of 2002 into 2003, the Company plans to pursue asset purchases and/or sales, corporate mergers/combinations and/or joint ventures that will strategically position the Company to, among other things, diversify its asset base and develop new core areas for exploration and development to increase shareholder value. The Company expects financing of these acquisitions and/or mergers to come from a combination of proceeds from sales of producing properties, cash flows and, possibly, additional debt. Average realized oil prices for the quarter ended September 30, 2002, decreased 3% to $21.92 per barrel from $22.71 per barrel experienced during the comparable period of 2001. Realized natural gas prices for the quarter ended September 30, 2002, decreased 10% to $3.19 per Mcf from $3.53 per Mcf for the comparable period of the prior year.

Lease operating expenses (“LOE”) and production taxes for the quarter ended September 30, 2002 decreased 35% to $0.4 million from $0.7 million for the comparable period in the prior year. The LOE component for the quarter ended September 30, 2002, decreased 33% to $0.3 million from $0.5 million for the comparable period in the prior year, due primarily to more well workover expenses incurred in 2001. Production taxes for the quarter ended September 30, 2002, decreased 41% to $0.1 million from $0.2 million for the comparable period in the prior year due to declining production and revenues.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter ended September 30, 2002, decreased 49% to $1.4 million from $2.8 million for the comparable period in the prior year, due to decreased production volumes and a reduced property cost basis after the $15.5 million cost ceiling writedown recognized in 2001 and the $7.0 million writedown at June 30, 2002.

General and administrative expenses have been virtually flat at $0.4 million for the quarters ended September 30, 2002 and 2001. It is anticipated that general and administrative expenses for the fourth quarter of 2002 and into 2003 will be noticeably lower due to staff reductions implemented in the third quarter of 2002 and closure of the Company’s Houston, Texas, office.

Using unescalated period-end prices at September 30, 2002, of $4.14 per Mcf of natural gas and $30.45 per barrel of oil, no cost ceiling writedown was required by the Company for the quarter ended September 30, 2002. The Company recognized a $1.0 million cost ceiling writedown for the quarter ended September 30, 2001.

Interest expense for the quarter ended September 30, 2002, decreased 40% to $0.1 million from $0.2 million for the comparable period in the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the third quarter of 2002 compared to the same quarter of the prior year; (2) full payment of the amount owed pursuant to the note held by Amerada Hess Corporation in August 2001; and (3) lower interest rates associated with the new Bank One credit facility which are prime rate sensitive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Net income (loss) for the quarter ended September 30, 2002, was $(0.3) million compared to $(1.3) million for the same period in the prior year, as a result of the factors described above.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Oil and gas revenues for the nine months ended September 30, 2002, decreased 48% to $7.6 million from $14.7 million for the comparable period in the prior year. The revenues for the nine months ended September 30, 2002 and 2001, include approximately $(0.2) million and $(2.2) million of hedging (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the nine months ended September 30, 2002, decreased 28% to 2,433 MMcfe from 3,378 MMcfe for the comparable period in the prior year. The downward trend in production is attributable to the fact that the Company’s Mississippi Salt Basin properties are continuing to naturally deplete, while the results of curtailed drilling activities, due to decreased cash flows, have failed to reverse the declining production curve. Average realized oil prices for the nine months ended September 30, 2002 decreased 15% to $20.26 per barrel from $23.83 per barrel for the comparable period in the prior year. Realized prices for natural gas decreased 32% to $3.04 per Mcf from $4.44 per Mcf for the comparable period in the prior year. The volatile commodity prices and declining production volumes have had a material adverse effect on the Company’s cash flow and capital expenditures for 2002, and budgeted amounts for 2003.

Lease operating expenses (“LOE”) and production taxes for the nine months ended September 30, 2002, decreased 44% to $1.4 million from $2.4 million for the comparable period in the prior year. The LOE component for the nine months ended September 30, 2002, decreased 27% to $1.1 million from $1.4 million for the same period of 2001, due primarily to more rework projects on Mississippi Salt Basin wells in 2001 compared to 2002. Production taxes for the nine months ended September 30, 2002, decreased 69% to $0.3 million from $1.0 million for the same period in the prior year, due to declining production, declining revenues and applicable exemption from the 6% State of Mississippi production tax that was in place during the first quarter of 2002, compared to the first half of 2001 when the exemption did not apply due to higher average commodity prices during that time.

DD&A expense for the nine months ended September 30, 2002, decreased 44% to $5.9 million from $10.5 million for the comparable period of the prior year, due to decreased production volumes and reduced property cost basis after the $15.5 million cost ceiling writedown recognized in 2001 and the $7.0 million writedown at June 30, 2002.

General and administrative expenses for the nine months ended September 30, 2002, increased 7% to $1.6 million from $1.5 million for the same period of the prior year, primarily as a result of professional fees associated with a potential asset acquisition transaction that was terminated in March 2002, and increased health, general liability and director and officer insurance premiums. It is anticipated that general and administrative expenses for the fourth quarter of 2002 and into 2003 will be noticeably lower due to staff reductions implemented in the third quarter of 2002 and closure of the Company’s Houston, Texas, office.

A non-cash cost ceiling writedown of $7.0 million was recognized by the Company during the nine months ended September 30, 2002, compared to $8.5 million for the same period of the prior years, as previously discussed.

Interest expense for the nine months ended September 30, 2002, decreased 34% to $0.5 million from $0.8 million for the same period of the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the nine months ended September 30, 2002, compared to the same

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

period of the prior year; (2) full payment of the Amerada Hess Corporation note in August 2001; and (3) lower interest rates associated with the Bank One credit facility which are prime rate sensitive.

Net income (loss) for the nine months ended September 30, 2002, was $(2.9) million compared to $(8.7) million for the same period of the prior year, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary source of liquidity is cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. There was $0.9 million cash provided by operating activities for the nine months ended September 30, 2002, compared to $10.0 million for the same period of the prior year. The decrease in cash provided in 2002 compared to 2001 was the primary result of a decrease in operating income caused by declining production and much lower realized commodity prices. Cash was also used to further reduce payables and other current liabilities by approximately $3.8 million in 2002.

The Company’s primary use of cash is traditionally for its exploration and development activities. Net cash provided by (used in) investing activities was $1.4 million and $(8.0) million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided by investing activities during 2002 compared to 2001 was attributable to the planned reduction in 2002 exploration and development expenditures, and proceeds from the sale of the Pine Grove Field properties in September 2002 (as more fully described in Note 9).

The Company’s primary uses of capital have been to pay down the Company’s bank credit facility. Net cash used in financing activities was $2.2 million and $4.0 million in 2002 and 2001, respectively. The decrease in cash used in 2002 compared to 2001 is attributable to additional net principal payments made in 2001 compared to 2002 in connection with the Company’s “debt reduction initiative”.

Financing Arrangements

In the past few years the Company has financed various insurance policy premiums. In January 2002, concurrent with the policy renewals, the Company entered into a $71,893 note payable agreement to finance general liability and workers’ compensation insurance premiums. Terms of such note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002, the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery and personal property insurance premiums. Terms of such note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. The outstanding balance of these notes payable was approximately $38,000 at September 30, 2002.

On July 18, 2000, the Company entered into a new senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. The Company’s new borrowing base determined by Bank One as of July 1, 2002, was $5.8 million. On September 30, 2002, the Company completed the sale of certain proved and unproved oil and gas properties (as more fully described in Note 9). In connection therewith, the Company’s borrowing base was reduced to $4.0 million until the next redetermination date scheduled for February 1, 2003. Bank One also notified the Company that the maturity date

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

of the credit facility has been extended to August 1, 2003 from January 18, 2003. At September 30, 2002, the outstanding balance under the Company’s credit facility with Bank One was $1.8 million.

The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. At September 30, 2002, the Company requested and obtained a waiver from Bank One for the non-compliance with the covenant that requires specified levels of commodity hedge contracts. The obligations under the new credit facility are secured by a lien on all of the Company’s real and personal property.

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

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001, and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced from 18% to 9 ¾%, provided the entire note balance was paid in full by December 31, 2001. The Veritas Note was not paid in full by December 31, 2001, and the interest rate was increased to 13 ¾% annually. Interest is payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all interest payments have been made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note has been changed to December 31, 2002 from July 21, 2003; (2) the note bears interest at the stated rate of 9 ¾%; (3) the past due annual interest rate was changed to 12% from 13 ¾%; and (4) six (6) principal payments of $150,000, totaling $900,000 are required, and are payable on or before the last day of each month commencing on

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

July 31, 2002. In the event that all six principal payments mentioned above are made timely, an interest payment will not be due on October 15, 2002, and Veritas shall forgive the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company will recognize a gain of approximately $2.4 million. In the event that these six principal payments are not timely made, the entire principal balance outstanding under the Veritas Note shall be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. The outstanding Veritas Note balance at September 30, 2002, was $2.6 million, and since the maturity date has been changed to December 31, 2002, the entire balance has been classified as a current liability in the Consolidated Balance Sheets.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company has granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party.

The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004, from June 21, 2004.

Any additional proceeds derived by the Company from the exercise of warrants issued (see Note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements”) or from other debt or equity transactions must be used to pay interest and principal on the amended Veritas Note until paid in full.

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

As of September 30, 2002, the Company had a working capital deficit of $4.9 million, primarily due to decreased cash flow attributable to decreased production volumes, lower commodity prices, and reclassification of the outstanding credit facility balance and Veritas Note to current liabilities (as more fully described in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements”). Approximately $2.2 million of the Veritas note balance will be forgiven on December 31, 2002, provided the remaining principal payments totalling $450,000 are timely made before that date. The Company expects that it will utilize its operational cash flows for 2002 to meet its working capital requirements and fund its capital expenditures through a mix of operational funds and additional borrowings under the credit facility.

The Company anticipates 2002 capital expenditures will be approximately $3.2 million, net of savings associated with promoted and carried interests in wells to be drilled in 2002. Cash flows will be used to fund drilling and development activities, processing of additional seismic data and leasehold acquisitions and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

extensions in the Company’s project areas. The actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. Actual capital expenditures for the nine months ended September 30, 2002, were approximately $2.3 million. The significant decrease in expenditures anticipated for 2002 is due to the above-mentioned carries and promotes and lower working interests retained, and because the drilling activities for 2002 are in shallower, less expensive, lower risk wells.

The Company’s revenues, profitability, future growth and ability to borrow funds or obtain additional capital are highly dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices in the second and third quarters of 2002 have rebounded, a return to significantly lower oil and gas prices experienced by the Company in the fourth quarter of 2001 and into the first quarter of 2002, would likely have an adverse effect on the Company’s liquidity, financial condition and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

The Company has experienced and expects to continue to experience substantial working capital requirements due to the Company’s current plans to reverse its declining production trend. For the remainder of 2002 and into 2003, the Company will focus more of its efforts toward drilling lower risk development wells, pursuing strategic reserve acquisitions, reducing general and administrative costs and evaluating potential corporate transactions that improve shareholder value. The Company believes that cash flow from operations, proceeds from asset sales, and draws on the credit facility should allow the Company to implement its present business strategy. However, additional debt or equity financing may be required in the future to fund reserve acquisitions, the exploration and development program, and to satisfy existing obligations. The failure to obtain and exploit such capital resources or consummate strategic asset sales could have a material adverse effect on the Company, including further curtailment of its exploration and other activities.

Future Financing Obligations

The Company has amended the Veritas Note (as more fully discussed in Note 5 to the Consolidated Financial Statements in “Item 1. Financial Statements”). In the event the Company is unable to comply with the terms of the amended Veritas Note, the Company believes it would be able to fulfill such obligations through the use of available cash flows, the identification of additional sources for debt or equity financings, or strategic asset sales. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet future financing obligations and cause the Company to further curtail its exploration and development activities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2002 and 2001, the Company realized approximately $(0.2) million and $(2.2) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at September 30, 2002, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive income (loss). For the nine months ended September 30, 2002 and 2001, the Company had hedged 60% and 53%, respectively, of its oil and natural gas production, and as of September 30, 2002, the Company had 1.0 Bcfe of open natural gas contracts for the months of October 2002 through May 2003. If all these open contracts had been settled as of September 30, 2002, the Company would have paid approximately $0.1 million.

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

Item 4.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this quarterly report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. On June 3, 2002, the Company entered into an amended IMDA with the Blackfeet Tribe. The Company and the Blackfeet Tribal Business Council entered into an amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres, and the Company deposited $525,000 with the BIA in anticipation of the BIA’s future approval of the Exploration Agreement. The Company has received formal notice that the amended Miller/Blackfeet IMDA was approved by the BIA on July 26, 2002. The Company plans to make the optional final $525,000 payment under the amended IMDA by November 23, 2002. If the final payment is not made, the Company will forfeit its interest in the Miller/Blackfeet IMDA.

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

This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors’ (“IADC”) standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor’s equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the Company paid the judgment amount totaling approximately $780,000, which was covered by insurance.

In August 2002, the Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling has filed an appeal of the Court of Appeals’ decision, which remains unresolved. The Company believes the judgment plus any associated costs will be covered by insurance.

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

In the initial stages of this litigation, Plaintiffs only sought damages from remediation of the soil at the blowout site. Plaintiffs have recently designated additional experts in the litigation who have opined that underground aquifers below the site require remediation as well. As a result, Plaintiffs appear to be seeking significant additional damages related to remediation of underground water sources. If all the damages the Plaintiffs’ experts have opined may exist were to be awarded by a jury, the possibility exists that the Company would not have sufficient insurance or other resources available to cover the judgment. Notwithstanding this, the Company continues to vigorously defend the claims of the Plaintiffs, and believes that the actual probable damages at the site to be well within the Company’s insurance coverage. Moreover, the Company continues to work with the Louisiana DEQ and Plaintiffs’ counsel to resolve, without a trial, all remediation issues as between the landowner and the Company.

The Company believes it has meritorious defenses to the unresolved claims discussed above and intends to vigorously contest them. As indicated above, if all the damages the Plaintiff’s experts in the Victor P. Vegas lawsuit have opined may exist were to be awarded by a jury, the possibility exists that the Company would not have sufficient insurance or other resources available to cover the judgment. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s operating results, financial condition or liquidity. Due to the uncertainties inherent in litigation, however, no assurances can be given regarding the final outcome of each action.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

At the October 9, 2002, Special Meeting of the Common Stockholders, a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock of the Company, at the ratio of one for ten was approved. The vote approving this proposal was as follows:

For	Against	Abstain	Votes Withheld
17,179,330	1,062,000	6,250	—

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

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2*	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.3	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

*	Filed herewith

(b)
Reports on Form 8-K.    The Company filed a report on Form 8-K on October 8, 2002. In the report, the Company reported that on September 30, 2002, it had completed the sale of its 35% working interest in the Pine Grove Field oil and gas assets located in Jones County, Mississippi, to Bean Industries, Inc., for $3.75 million.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

Date: November 14, 2002	By:	/s/ Deanna L. Cannon
Deanna L. Cannon Chief Financial Officer and Secretary

CERTIFICATION

I, Kelly E. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Miller Exploration Company (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:	/s/ Kelly E. Miller
Kelly E. Miller, President and Chief Executive Officer

CERTIFICATION

I, Deanna L. Cannon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Miller Exploration Company (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:	/s/ Deanna L. Cannon
Deanna L. Cannon, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2*	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.3	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

*	Filed herewith

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on October 8, 2002. In the report, the Company reported that on September 30, 2002, it had completed the sale of its 35% working interest in the Pine Grove Field oil and gas assets located in Jones County, Mississippi to Bean Industries, Inc., for $3.75 million.

IN WITNESS THEREOF, Miller Exploration Company has caused this certificate to be signed by Kelly E. Miller, its Chief Executive Officer, and attested by Deanna L. Cannon, its Secretary, this 9th day of October, 2002.

MILLER EXPLORATION COMPANY

By:	/s/ Kelly E. Miller
Name: Kelly E. Miller Chief Executive Officer

Attest:

/s/ Deanna L. Cannon

Name: Deanna L. Cannon Secretary