Form 10-K
period 2002-12-31
MILLER EXPLORATION CO
filed 2003-03-24
CIK 1048740

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to __________

                        Commission File Number: 0-23431

                               -----------------

                          MILLER EXPLORATION COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  38-3379776
                  (State or Other           (I.R.S. Employer
                   Jurisdiction            Identification No.)
                of Incorporation or
                   Organization)

              3104 Logan Valley Road,          49685-0348
              Traverse City, Michigan
               (Address of Principal           (Zip Code)
                Executive Offices)

      Registrant's telephone number, including area code: (231) 941-0004

                               -----------------

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                         Common Stock, $0.01 Par Value

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

   Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 17, 2003: 2,061,253

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 28, 2002: $3,296,271

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Company's June 19, 2003 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K

================================================================================

                                    PART I

Item 1.  Business.

General

   Miller Exploration Company ("Miller" or the "Company") is an independent oil and gas exploration and production company that has developed a base of producing properties and inventory of prospects concentrated primarily in the Mississippi Salt Basin of Central Mississippi and the Blackfeet Indian Reservation. Miller emphasizes the use of 3-D seismic data analysis and imaging, as well as other emerging technologies, to explore for and develop oil and natural gas in its core exploration area. Miller is the successor to Miller Oil Corporation ("MOC"), an independent oil and natural gas exploration and production business first established in Michigan by members of the Miller family in 1925. References herein to the "Company" or "Miller" are to Miller Exploration Company, a Delaware corporation, and its subsidiaries and predecessors.

   On October 11, 2002, the Company effected a one-for-ten reverse stock split that has been retroactively reflected in this Annual Report.

Core Exploration and Development Regions

  Mississippi Salt Basin

   The Company believes that the Mississippi Salt Basin, which extends from Southwestern Alabama across central Mississippi into Northeastern Louisiana, has numerous undeveloped shallow and deep prospects related to salt dome geologic structures. A salt dome is a generally dome-shaped intrusion into sedimentary rock that has a mass of salt as its core. The impermeable nature of the salt dome structure may act as a mechanism to trap hydrocarbons migrating through surrounding rock formations. These structures generally are found in groups in geologic basins that provide the necessary conditions for their formation. Salt domes are typically subsurface structures that are easily identified with seismic surveys, but occasionally are visible as surface expressions. These salt domes range in diameter from 1/2 mile to three miles and vertically extend from 2,000 feet to nearly 20,000 feet in depth. Salt domes similar to those of the Mississippi Salt Basin are a significant cause for major oil and gas accumulations in the Texas and Louisiana Gulf Coast, Northern Louisiana, East Texas and the offshore Gulf of Mexico. The Mississippi Salt Basin has produced substantial amounts of oil and natural gas and continues to be a very active exploration region. Oil and natural gas discovered in the Mississippi Salt Basin have been produced from reservoirs with various stratigraphic and structural characteristics, and may be found in multiple horizons from approximately 3,500 feet to 19,000 feet in depth. Oil and natural gas reserves around salt domes have been encountered in the Eutaw, Lower Tuscaloosa, Washita-Fredericksburg, Paluxy, Rodessa, Sligo, Hosston and Cotton Valley formations, all of which are normally pressured. While the Company has focused most of its exploration efforts on the deeper Hosston formation, the shallower horizons remain relatively under-developed. The Company owns undeveloped leasehold interests in 12,012 gross acres (6,072 net to the Company) covering 19 known salt domes and related salt structures in the Mississippi Salt Basin.

   With the use of 3-D seismic, the Company has been able to accurately delineate the flanks of the salt domes and the associated fault patterns. The Company's 400 square mile 3-D data base may facilitate the identification and discovery of additional shallow and deep reserves. The Company has continued to use technologically advanced seismic processing methods including prestack depth migration on the 3-D data.

   The Company owns an interest in 16 producing wells in the Mississippi Salt Basin that had an aggregate average production rate as of December 31, 2002 of
32.4 million cubic feet of natural gas equivalent per day ("MMcfe/d") gross (7.1 MMcfe/d net to the Company) at depths ranging from 10,800 to 17,900 feet.

  Blackfeet Indian Reservation

   The Company entered into an Exploration and Development Agreement (the "EDA") with K2 America Corporation and K2 Energy Corporation (collectively referred to as "K2" on June 17, 1998 to explore and develop approximately 150,000 gross leasehold acres on the Blackfeet Indian Reservation (the "Reservation") located in Glacier County, Montana. The EDA provides that Miller and K2 are equal partners in the K2/Blackfeet Indian Mineral Development Act ("IMDA") Agreement executed between K2 and the Blackfeet Tribe (the "Tribe") on March 9, 1998. Terms of the Agreement call for Miller/K2 to drill three gross wells (1.5 net to the Company) and pay $0.6 million ($0.3 million net to the Company) to the Tribe by May 1, 1999 for which 30,000 gross acres (15,000 net to the Company) will be earned from the Tribe. Three gross additional wells (1.5 net to the Company) must be drilled and $0.6 million paid ($0.3 million net to the Company) to the Tribe each subsequent year for four years totaling 15 gross wells (7.5 net to the Company) and $3.0 million ($1.5 million net to the Company) in payments to the Tribe for which 150,000 gross acres (75,000 net to the Company) will be earned. The Tribe will grant leases with a primary term of eight years and can be held by production for 45 years and provides for a maximum combined royalty and production tax burden of 35%. In May 2000, the Company filed a lawsuit against K2 to secure its rights to develop Tribal acreage covered by the K2 Agreement. See "Legal Proceedings" for a discussion of this litigation.

   The Company entered into a separate IMDA Agreement with the Tribe (the "Miller Agreement") covering 100,000 Tribal acres that was approved by the Tribe on February 19, 1999. Terms of the Miller Agreement call for the Company to pay $1.0 million to the Tribe upon approval and approximately $0.5 million on the second and third anniversary of the February 19, 1999 Agreement. The Company is also obligated to drill a minimum of two wells each year with a total commitment of 10 wells over a five-year period. The Company will earn the right to lease 10,000 acres with each well drilled, regardless of the outcome of the well. Separate oil and gas leases covering 640-acre blocks will be issued with a $2 per acre rental and an eight-year term. Pursuant to the terms of the EDA executed on June 17, 1998, K2 was offered their exclusive right to purchase 50% of the Company's interest in the Miller Agreement for cost plus 20% on June 7, 1999. K2 conditionally accepted this offer and, to date, has not paid for its proportionate share of costs for said lands.

   On June 3, 2002, the Company and the Blackfeet Tribal Business Council entered into an Amended IMDA Agreement (the "Amended IMDA Agreement"). In connection therewith, the Company deposited $525,000 with the Bureau of Indian Affairs ("BIA") in anticipation of the review and approval of the Amended IMDA Agreement by the BIA. Upon receipt of formal notice that the BIA had approved the Amended IMDA Agreement on July 26, 2002, the $525,000 deposit was distributed to the Tribe, and the Company had the right, but not the obligation, to make a second payment of $525,000 within 120 days. The Company did elect to make the second payment by the November 23, 2002, deadline. Terms of the Amended IMDA Agreement, among other things, stipulate that the Company assign to the Tribe a proportionate 2% overriding royalty interest on the Company's net leasehold on all fee oil and gas leases that the Company owns or hereafter acquires within the boundaries of the Reservation. The Company may request an extension of its annual drilling commitment, provided that each extension shall not exceed one year and the Tribe will not unreasonably withhold its consent for extension. The amount the Company shall pay to the Tribe for any extension of annual drilling commitments (which would include both wells) shall be determined by multiplying $1.00 per acre per year times the remaining acres not yet subject to the Company's right to convert to leases at the time of the drilling extension request. Also, in the event the Company decides not to drill any of the ten commitment wells, the Company may pay the Tribe $50,000 in lieu of drilling a well ("In Lieu Payment"). In the event the Company makes an In Lieu Payment, the Company would forfeit its right to lease the 10,000 acres applicable to the commitment well that was not drilled.

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

Volumes, Prices and Production Costs

   The following table sets forth information with respect to the Company's production volumes, average prices received and average production costs for the periods indicated:

                                                     Year Ended December 31,
                                                    --------------------------
                                                      2002     2001     2000
                                                    -------- -------- --------
  Production:
     Crude oil and condensate (MBbls)..............    139.2    159.6    205.3
     Natural gas (MMcf)............................  2,189.7  3,473.2  5,762.0
     Natural gas equivalent (MMcfe)................  3,024.9  4,430.9  6,993.8
  Average sales prices:
     Crude oil and condensate ($ per Bbl).......... $  21.10 $  21.90 $  25.82
     Natural gas ($ per Mcf).......................     3.28     4.12     3.60
     Natural gas equivalent ($ per Mcfe)...........     3.35     4.02     3.72
  Average costs ($ per Mcfe):
     Lease operating expenses and production taxes. $   0.57 $   0.66 $   0.43
     Depreciation, depletion and amortization......     2.47     3.03     2.49
     General and administrative....................     0.67     0.42     0.30

Oil and Natural Gas Marketing and Major Customers

   Most of the Company's oil and natural gas production is sold under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Crude oil and natural gas commodity prices have been volatile and unpredictable during the past three years. The wide commodity price fluctuations have had a significant impact on the Company's results of operations, cash flow and liquidity. Although the Company currently is not experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect the Company's ability to sell its oil or natural gas production. For the year ended December 31, 2002, sales to the Company's three largest customers were approximately 24%, 21%, and 19%, respectively, of the Company's oil and natural gas revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company's results of operations or financial condition.

Competition

   The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of seismic options and lease options on properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the exploration and production business for a much longer time than the Company. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to explore for oil and natural gas prospects, to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

Mississippi Tax Abatement

   The State of Mississippi currently has a production tax abatement program that exempts certain oil and natural gas production from state production taxes. The exemption as it relates to the Company applies to, among other things, discovery wells, exploratory wells, and wells developed as a result of 3-D seismic surveys. The exemption is phased out if the average monthly sales price for oil and gas exceeds $25.00 per Bbl and $3.50 per Mcf, respectively. The applicable production is exempt for up to five years and the exemption expires June 30, 2003. In April 1999, the State of Mississippi enacted a bill that reduced the production tax exemption to 3% of the value of oil and/or gas for five years for exploratory wells or wells for which 3-D seismic was utilized (three years for a development well) for wells drilled on or after July 1, 1999, provided that the average monthly sales price of oil or gas does not exceed $20 per barrel or $2.50 per Mcf of gas, respectively. The reduced rate will be repealed on July 1, 2003. During 2002 and 2001, the production tax exemption has phased in and out, due to the volatility of the average monthly commodity prices as they relate to the pre-established price limits stipulated in the state statutes.

Governmental Regulation

   The Company's oil and natural gas exploration, production and related operations are affected from time to time in varying degrees by political developments and extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the Company is unable to predict the future cost or impact of complying with such laws because those laws and regulations frequently are amended or reinterpreted.

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

  Federal Regulation

   The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to stringent and extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

   In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order 636, issued in April 1992, and its progeny, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales services, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations.

   In particular, the FERC has been conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulation implemented by Order No. 626 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension; (2) permitting pipelines to charge different maximum cost-based rates for peak and off-peak times, and for contracts with different term lengths; (3) encouraging auctions for pipeline capacity; (4) restricting the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with pipeline operational flow orders; and (5) requiring pipelines to implement imbalance management services. Most major aspects of Order No. 637 have been challenged on appeal. The Company cannot predict what action the FERC will take on these matters in the future, or whether FERC's actions will survive judicial review.

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

Employees

   As of March 17, 2003, the Company had 15 full-time employees. None of the Company's employees are represented by any labor union. To optimize prospect generation and development, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of seismic data mapping, acquisition of leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site productions operation services, such as pumping, maintenance, dispatching, inspection and testing, generally are provided by independent contractors. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

Offices

   The Company currently leases approximately 10,500 square feet of office space for its principal offices in Traverse City, Michigan, and is currently pursuing an extension of the lease. The Company has sub-leased 1,400 square feet of this office space. The Company also leases approximately 3,500 square feet of office space in Jackson, Mississippi, that the Company intends extend this lease on a month-to-month basis. The Company has closed its Houston, Texas, office, and terminated all Houston office personnel.

Risks Associated with the Company's Business

  Dependence on Exploratory Drilling Activities

   The Company's revenues, operating results and future rate of growth are substantially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Despite the use of 2-D and 3-D seismic data and other advanced technologies, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 2-D and 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in those structures. In addition, the use of 2-D and 3-D seismic data and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular region will not decline. Curtailed and/or unsuccessful drilling activities could have a material adverse effect on the Company's business, results of operations and financial condition.

   The Company may not have any option or lease rights in potential drilling locations it identifies. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be leased or drilled or that oil or natural gas will be produced from these or any other potential drilling locations. In addition, drilling locations initially may be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Actual drilling results are likely to vary from such statistical results, and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget, and there is increased risk of such variances from the 2003 capital expenditure budget because of future uncertainties, including those described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Operating Hazards and Uninsured Risks

   The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, uncontrollable flows of oil, natural gas or well fluids, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company maintains insurance against some but not all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during 2-D and 3-D survey acquisition or surface change attributable to seismic operations and, except in limited circumstances, losses due to business interruption. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The Company occasionally participates in wells on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operations and potentially could force the Company into bankruptcy.

  Volatility of Oil and Natural Gas Prices

   The Company's revenues and operating results are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include global and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. It is impossible to predict future oil and natural gas price movements with certainty. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically.

   The Company periodically reviews the carry value of its oil and natural gas properties under the full cost accounting rules of the Securities and Exchange Commission ("SEC"). Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, and the lower of cost or market value of unproved properties. Application of the "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a writedown for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to writedown the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a writedown is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

  Risks Associated with Management and Growth

   Any increase in the Company's activities as an operator will increase its exposure to operating hazards. The Company has relied in the past and expects to continue to rely on project partners and independent contractors, including geologists, geophysicists and engineers, that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services. If the Company increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. In the event the Company does not execute its short term goals of securing a strategic joint venture partner or selling the Company or its assets, the Company's ability to grow will depend upon a number of additional factors, including its ability to obtain leases or options on properties, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

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

  Dependence on Key Personnel

   The Company has assembled a team of geologists, geophysicists and engineers, most of whom are non-employee consultants and independent contractors, having considerable experience in oil and natural gas exploration and production, including applying 2-D and 3-D imaging technology. The Company is dependent upon the knowledge, skills and experience of these experts to provide 2-D and 3-D imaging and to assist the Company in reducing the risks associated with its participation in oil and natural gas exploration projects. In addition, the success of the Company's business also depends to a significant extent upon the abilities and continued efforts of its management. The Company does not maintain key-man life insurance with respect to any of its employees. The loss of services of key management personnel or the Company's technical experts and consultants, or the inability to attract additional qualified personnel, experts or consultants, could have a material adverse effect on the Company's business, financial condition, results of operations, development efforts and ability to grow. There can be no assurance that the Company will be successful in attracting and/or retaining its key management personnel or technical experts or consultants.

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

  Substantial Capital Projects

   The Company makes and will continue to make varying levels of capital expenditures in connection with its exploration and development projects. The Company intends to finance these capital expenditures with cash flow from operations as currently projected. Additional financing may be required in the future to fund the Company's developmental and exploratory drilling and seismic activities. No assurance can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new financing arrangements. If additional capital sources are not available to the Company, its drilling, seismic and other activities may be curtailed and its business, financial conditions and results of operations could be materially adversely affected.

  Indebtedness

   As of December 31, 2002, the Company had total indebtedness of $0.8 million. The Company's indebtedness could have important consequences. For example, it could (i) increase the Company's vulnerability to adverse economic and industry conditions; (ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes; (iii) limit the Company's flexibility in planning for, or reacting to, changes in its business and the oil and gas industry; (iv) place the Company at a disadvantage compared to its competitors that have less debt, on a relative basis, and (v) limit the Company's ability to borrow additional funds. In addition, failing to comply with debt covenants could result in an event of default which, if not cured or waived, could adversely affect the Company.

  Influence of Certain Stockholders

   As of December 31, 2002, the Company's directors, executive officers and certain of their affiliates, beneficially owned approximately 19% of the Company's outstanding Common Stock. Guardian Energy

Management Corp. ("Guardian") also owns approximately 19% of the Company's outstanding stock. Accordingly, if these stockholders act together, as a group, they will be able to substantially control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Certificate of Incorporation or Bylaws and the approval of mergers or other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company. These factors also may have the effect of delaying or preventing a change in the management or voting control of the Company.

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

  Our Common Stock may be De-listed from the Nasdaq Small Cap Market

   The Company's Common Stock currently is traded on the Nasdaq Small Cap Market. Under the Nasdaq Small Cap Market rules, a company will be de-listed if the closing stock price drops below $1.00 per share for 30 consecutive trading days or the Company fails to maintain evidence of a market value of its publicly held shares of at least $1.0 million. If the Company's stock were de-listed from the Nasdaq Small Cap Market, the Company's stockholders would find it more difficult to dispose of their shares or obtain accurate quotations as to their market value, and the market price of the Company's stock would likely decline further.

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

Item 2.  Properties.

Oil and Natural Gas Reserves

   The Company's estimated total proved reserves of oil and natural gas as of December 31, 2002 and 2001, and the present values of estimated future net revenues attributable to these reserves as of those dates were as follows:

                                                                      As of December 31,
                                                                      ----------------------
                                                                        2002       2001
                                                                       --------   ---------
                                                                      (Dollars in thousands,
                                                                      except per unit data)
Net Proved Reserves:
   Crude oil (MBbl)..................................................    298.0       601.3
   Natural gas (MMcf)................................................  5,009.0     7,325.4
   Natural gas equivalent (MMcfe)....................................  6,797.0    10,933.2
Net Proved Developed Reserves:
   Crude oil (MBbl)..................................................    228.1       586.8
   Natural gas (MMcf)................................................  5,009.0     7,325.4
   Natural gas equivalent (MMcfe)....................................  6,377.6    10,846.2
Estimated future net revenues before income taxes(1)................. $ 23,683   $  20,414
Present value of estimated future net revenues before income taxes(2) $ 19,049   $  16,457
Standardized measure of discounted estimated future net cash flows(3) $ 19,049   $  16,457

--------
(1) The period-end prices (net of applicable basis adjustments) for crude oil were $27.50 per Bbl and $16.72 per Bbl at December 31, 2002 and 2001, respectively. The period-end prices (net of applicable basis adjustments) for natural gas were $4.88 per Mcf and $2.55 per Mcf at December 31, 2002 and 2001, respectively.
(2) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.
(3) The standardized measure of discounted estimated future net cash flows represents discounted estimated future net cash flows attributable to the Company's reserves after income taxes, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 69. The balance in 2002 and 2001 has not been reduced by income taxes due to the tax basis of the properties and net operating loss and depletion carryforwards.

   The reserve estimates reflected above, as of December 31, 2002 and 2001, were prepared by Miller and Lents, Ltd., independent petroleum engineers, and are part of their reserve reports on the Company's oil and natural gas properties.

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

Drilling Activities

   The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

                                       Year Ended December 31,
                                    -----------------------------
                                      2002      2001      2000
                                    --------- --------- ---------
                                    Gross Net Gross Net Gross Net
                                    ----- --- ----- --- ----- ---
              Exploratory Wells:
                 Oil...............  --    --  --    --   3   0.6
                 Natural gas.......  --    --  --    --   1   0.2
                 Non-productive....   3   1.9   9   4.1   3   0.9
                                     --   ---  --   ---  --   ---
                     Total.........   3   1.9   9   4.1   7   1.7
                                     ==   ===  ==   ===  ==   ===
              Development Wells(1):
                 Oil...............   3   0.3   4   1.2   1   0.1
                 Natural gas.......   1   0.1   1   0.2  --    --
                 Non-productive....   1   0.2   1    --  --    --
                                     --   ---  --   ---  --   ---
                     Total.........   5   0.6   6   1.4   1   0.1
                                     ==   ===  ==   ===  ==   ===

   At December 31, 2002, the Company was in the process of drilling and/or completing 3 gross wells (0.4 net to the Company) that are not reflected in the above table. Subsequent to December 31, 2002, two of the wells in process became producing oil wells, while the third well will be plugged and abandoned.

Productive Wells and Acreage

  Productive Wells

   The following table sets forth the Company's ownership interest as of December 31, 2002 in productive oil and natural gas wells in the areas indicated:

                                        Oil    Natural Gas   Total
                                     --------- ----------- ---------
              Region                 Gross Net Gross  Net  Gross Net
              ------                 ----- --- -----  ---  ----- ---
              Mississippi Salt Basin   6   0.6  10    4.0   16   4.6
              Alabama...............   3   0.2  --     --    3   0.2
              Michigan Basin........  --    --   1    0.9    1   0.9
                                      --   ---  --    ---   --   ---
                 Total..............   9   0.8  11    4.9   20   5.7
                                      ==   ===  ==    ===   ==   ===

   Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none are producing from multiple horizons.

  Acreage

   Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 2002:

                               Developed    Undeveloped        Total
                              ----------- --------------- ---------------
       Region                 Gross  Net   Gross    Net    Gross    Net
       ------                 ----- ----- ------- ------- ------- -------
       Mississippi Salt Basin 7,343 3,242  12,012   6,072  19,355   9,314
       Montana(1)............    --    -- 262,366 170,511 262,366 170,511
       Texas.................    --    --   5,240     802   5,240     802
       Michigan Basin/Other..   320   176   1,807     628   2,127     804
                              ----- ----- ------- ------- ------- -------
          Total.............. 7,663 3,418 281,425 178,013 289,088 181,431
                              ===== ===== ======= ======= ======= =======

--------
(1) An exploration agreement with K2 America Corporation and K2 Energy Corp. in Montana, representing 150,000 gross, 75,000 net undeveloped acres above, is currently involved in litigation. The Company does not represent nor can it be assumed that the litigation will be favorably resolved. See "Legal Proceedings" for a discussion of this litigation.

   All of the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease before that date, in which event the lease will remain in effect until the cessation of production. To this end, the Company's projected drilling schedule takes into consideration not only the attractiveness of individual prospects, but the lease expirations as well. The following table sets forth the minimum remaining terms of leases for the total gross and net acreage at December 31, 2002:

                                            Acres Expiring
                                            ---------------
                                             Gross    Net
                                            ------- -------
                     Twelve Months Ending:
                        December 31, 2003..   4,929   2,595
                        December 31, 2004..   4,781   2,393
                        December 31, 2005..   1,479   1,151
                            Thereafter..... 277,899 175,292
                                            ------- -------
                            Total.......... 289,088 181,431
                                            ======= =======

Item 3.  Legal Proceedings.

   On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as "K2"). The Company's lawsuit included certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2's goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2's counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by their own negligence, conduct, bad faith or fault. The Company believes the K2 counterclaim is without merit and will continue to vigorously contest it. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to reaffirm the Company's 50% interest in the K2/Blackfeet IMDA covering 150,000 net Tribal mineral acres, over-turning a previous Tribal Business Council decision.

   On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The Bureau of Indian Affairs ("BIA") responded to the Company's request for arbitration by stating that it was the BIA's position that the Miller/Blackfeet IMDA was terminated. The Company filed an appeal brief with the Interior Department Appeals Division.

   On January 25, 2002, the Interior Department Appeals Division vacated the BIA's purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation) and to place the parties on a footing that will enable them to pursue a productive business relationship, the Company and the Blackfeet Tribal Business Council entered into the amended IMDA Agreement in June 2002.

   The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company ("Energy Drilling"), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys' fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with interest and day-rate charges left undetermined. This ruling was appealed by the Company to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors' ("IADC") standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor's equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the judgment amount totaling approximately $780,000 was paid by the Company's insurance carrier.

   In August 2002, the Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling has filed an appeal of the Court of Appeals' decision, which remains unresolved. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees. The Company has filed an appeal of this ruling.

   The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality ("DEQ") approved plan, site remediation has been completed and periodic testing was being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July

2002, the Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held.

   During the fourth quarter of 2002, several meetings were held with the plaintiff in an effort to resolve this matter. On January 10, 2003, a confidential settlement agreement was signed, which releases the Company from all liability from all present and future claims, subject to certain express reservations associated with this property. The settlement agreement requires that the Company pay the agreed to settlement amount by March 26, 2003 and complete the clean up of the property in accordance with a final Louisiana DNR Office of Conservation Compliance Order. The Company believes that all defense costs, settlement costs and final clean up costs will be covered by its general liability and well control insurance.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   At the October 9, 2002, Special Meeting of the Common Stockholders, a proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock of the Company, at the ratio of one for ten was approved. The vote approving this proposal was as follows:

           For                      Against                    Abstain                Votes Withheld
           ---                      -------                    -------                --------------
       17,179,330                  1,062,000                    6,250                       --

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

   On May 16, 2002, the Company received notification from the Nasdaq Stock Market that the Company was not in compliance with the minimum bid requirements for continued listing on the Nasdaq National Market. On May 22, 2002, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the determination. The hearing took place on July 18, 2002, and on September 3, 2002, the Company received a favorable ruling and notification of Nasdaq's decision to extend the National Market listing of the Company's securities. Also, on June 21, 2002, the Company received notice that it had not maintained a minimum market value of publicly held shares of $5.0 million, as required for continued listing on the Nasdaq National Market and was provided a 90-day grace period through September 19, 2002, to regain compliance. Both the Nasdaq National Market and Small Cap Market have a $1 minimum trading price requirement to remain listed. The Board approved and the Company requested shareholder approval, for shareholders of record on September 5, 2002, to affect a reverse stock split of one for ten to satisfy the minimum bid and continued listing requirements. On September 27, 2002, the Company received notification that Nasdaq had transferred the Company's securities to their Small Cap Market because the Company was unable to raise the market value of its publicly held shares to the $5.0 million minimum level within the grace period provided. The one for ten reverse stock split proposal was approved at a special meeting of the shareholders and the Company affected the reverse stock split on October 11, 2002. Subsequent to the reverse stock split, the closing bid price of the Company's stock surpassed the $1 minimum price, and has since remained above said minimum.

   As of September 5, 2002, the Company estimates that there were approximately 2,050 beneficial holders of its Common Stock.

   The following table sets forth the high and low bid information for the Company's Common Stock for the periods indicated, as reported by The Nasdaq National Market, and commencing October 11, 2002, the Nasdaq Small Cap Market:

                                    Year Ended December 31,
                                   -------------------------
                                      2002         2001
                                   ----------- -------------
                                   High   Low   High   Low
                                   ----- ----- ------ ------
                    First Quarter. $8.00 $4.00 $16.25 $10.63
                    Second Quarter  7.50  2.30  14.40   8.20
                    Third Quarter.  4.70  1.60  14.90   3.00
                    Fourth Quarter  2.20  0.70  11.90   6.00

   The figures in this table have been adjusted to reflect the one-for-ten reverse stock split. The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. The Company's credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

Item 6.  Selected Financial Data

   The following table presents selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical consolidated financial data as of and for each of the five years in the period ended December 31, 2002. The financial data is derived from the consolidated financial statements which have been audited by Plante & Moran, PLLC, for the year ended December 31, 2002 and Arthur Andersen LLP, independent public accountants, for the years ended December 31, 2001, 2000, 1999, and 1998. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                          2002     2001      2000     1999     1998
                                                        -------  --------  -------  -------  --------
                                                            (In thousands, except per share data)
Statement of Operations Data:
Revenues:
   Natural gas......................................... $ 7,182  $ 14,304  $20,745  $17,266  $ 18,336
   Crude oil and condensate............................   2,937     3,495    5,300    3,465     2,646
   Other operating revenues............................     161       269      522      200       169
                                                        -------  --------  -------  -------  --------
   Total operating revenues............................  10,280    18,068   26,567   20,931    21,151
Operating expenses:
   Lease operating expenses and production taxes.......   1,711     2,944    3,030    1,704     3,363
   Depreciation, depletion and amortization............   7,458    13,431   17,457   16,066    15,933
   General and administrative..........................   2,013     1,860    2,097    2,776     2,815
   Cost ceiling writedown..............................   7,000    15,500       --       --    35,085
                                                        -------  --------  -------  -------  --------
       Total operating expenses........................  18,182    33,735   22,584   20,546    57,196
                                                        -------  --------  -------  -------  --------
Operating income (loss)................................  (7,902)  (15,667)   3,983      385   (36,045)
Interest expense(1)....................................    (631)   (1,184)  (4,322)  (3,519)   (1,635)
                                                        -------  --------  -------  -------  --------
Loss before income taxes and extraordinary item........  (8,533)  (16,851)    (339)  (3,134)  (37,680)
Income tax provision (credit)(2).......................  (5,743)     (459)     472   (1,152)    4,120
                                                        -------  --------  -------  -------  --------
Net loss before extraordinary item..................... $(2,790) $(16,392) $  (811) $(1,982) $(41,800)
Extraordinary item--
   Gain (loss) from early extinguishment of debt, less
     applicable income taxes(3)........................   2,432        --     (166)      --        --
                                                        -------  --------  -------  -------  --------
Net loss............................................... $  (358) $(16,392) $  (977) $(1,982) $(41,800)
Basic and diluted earnings (loss) per share............ $ (0.18) $  (8.43) $ (0.73) $ (1.57) $ (37.49)
Weighted average shares outstanding....................   1,982     1,944    1,336    1,263     1,115
                                                                      As of December 31,
                                                        ---------------------------------------------
                                                          2002     2001      2000     1999     1998
                                                        -------  --------  -------  -------  --------
                                                                        (In thousands)
Balance Sheet Data (at end of period):
Working capital........................................ $(1,929) $ (3,941) $(1,383) $(4,200) $(15,925)
Oil and gas properties, net............................  18,738    33,275   52,033   58,837    80,014
Total assets...........................................  20,849    37,587   59,878   68,611    85,968
Long-term debt, excluding current portion..............      --     6,696   11,196   25,610    31,837
Equity.................................................  17,109    17,407   33,926   23,995    24,749

--------
(1) A $1.7 million one-time non-cash charge related to the Guardian Transaction (more fully described in Note 6 to the Consolidated Financial Statements) was recorded in interest expense in 2000.
(2) Upon consummation of the Combination Transaction in 1998 (see Note 1 to the Consolidated Financial Statements), the Company was required to record a one-time non-cash charge to earnings of $5.4 million in connection with establishing a deferred tax liability on the balance sheet in accordance with SFAS No. 109, "Accounting for Income Taxes." Based on estimates of future anticipated taxable income and also taking into consideration the Company's net operating loss and depletion carryforwards of approximately $35.2 million, the Company has determined that there should be no deferred tax liability recorded on the Company's financial statements. Therefore, the Company recorded a $5.7 million income tax credit to eliminate the entire deferred tax liability balance in 2002.
(3) The extraordinary gain from early extinguishment of debt in 2002, represents the outstanding principal balance and related accrued interest associated with the note payable to Veritas DGC Land, Inc. that was forgiven at December 31, 2002, as more fully described in Note 5 to the Consolidated Financial Statements.

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

Results of Operations

   The following table summarizes production volumes, average sales prices and average costs for the Company's oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2002      2001      2000
                                                  --------  --------  --------
Production volumes:
   Crude oil and condensate (MBbls)..............    139.2     159.6     205.3
   Natural gas (MMcf)............................  2,189.7   3,473.2   5,762.0
   Natural gas equivalent (MMcfe)................  3,024.9   4,430.9   6,993.8
Revenues:
   Natural gas................................... $  7,182  $ 14,304  $ 20,745
   Crude oil and condensate......................    2,937     3,495     5,300
Operating expenses:
   Lease operating expenses and production taxes. $  1,711  $  2,944  $  3,030
   Depletion, depreciation and amortization......    7,458    13,431    17,457
   Cost ceiling writedown........................    7,000    15,500        --
   General and administrative....................    2,013     1,860     2,097
Interest expense................................. $    631  $  1,184  $  4,322
Extraordinary gain (loss)........................ $  2,432        --  $   (166)
Net loss......................................... $   (358) $(16,392) $   (977)
Average sales prices:
   Crude oil and condensate ($ per Bbl).......... $  21.10  $  21.90  $  25.82
   Natural gas ($ per Mcf).......................     3.28      4.12      3.60
   Natural gas equivalent ($ per Mcfe)...........     3.35      4.02      3.72
Average costs ($ per Mcfe):
   Lease operating expenses and production taxes. $   0.57  $   0.66  $   0.43
   Depletion, depreciation and amortization......     2.47      3.03      2.49
   Cost ceiling writedown........................     2.31      3.50        --
   General and administrative....................     0.67      0.42      0.30

  Year Ended December 31, 2002 compared to Year Ended December 31, 2001

   Oil and natural gas revenues for the year ended December 31, 2002 decreased 43% to $10.1 million from $17.8 million for the year ended December 31, 2001. Oil and natural gas revenues for the years ended December 31, 2002 and 2001 include approximately $(0.2) million and $(1.9) million of hedging losses, respectively (see "Risk Management Activities and Derivative Transactions" below).

   Production volumes for natural gas during the year ended December 31, 2002 decreased 37% to 2,190 MMcf from 3,473 MMcf for the year ended December 31, 2001. Oil production volumes decreased 13% to 139 MBbls for the year ended December 31, 2002 compared to 160 MBbls for the same period of 2001. The decrease in production is primarily attributable to a 66% reduction in capital expenditures in 2002, less than expected results from recent drilling activities, the sale of certain properties and normal production decline rates. Average realized natural gas prices decreased 20% to $3.28 per Mcf for the year ended December 31, 2002 from $4.12 per Mcf for the year ended December 31, 2001. This was due to decreased demand for natural gas as a result of an abnormally mild 2001/2002 winter in the United States and the stagnant economy, both of which depressed natural gas commodity prices for the first half of 2002. Average realized oil prices decreased 4% to $21.10 per barrel during the year ended December 31, 2002 from $21.90 per barrel for the year ended December 31, 2001.

   Lease operating expenses ("LOE") and production taxes for the year ended December 31, 2002 decreased 42% to $1.7 million from $2.9 million for the year ended December 31, 2001. The LOE component decreased 32% to $1.3 million from $1.9 million due primarily to workovers on four wells in 2001. Three of the workovers were unsuccessful and the respective wells were plugged and abandoned in 2001.

   Production taxes decreased 60% to $0.4 million for 2002 compared to $1.0 million for 2001. Production taxes attributable to Mississippi properties were approximately 72% and 80% of the total for 2002 and 2001, respectively. The State of Mississippi production tax is calculated by taking 6% of the gross value of the crude oil and natural gas sold. Therefore, the decrease in production tax expense is attributable to the decrease in oil and natural gas revenues experienced on a year over year basis. The State of Mississippi has enacted legislation that provides for production tax exemptions during periods of low commodity prices. The exemptions apply when the state-wide average monthly price for oil or natural gas falls below a level pre-determined by statute. Due to oil and natural gas price volatility, the Mississippi production tax exemptions have phased in and out over the past two years. In 2002, more exemptions were in effect; therefore, production taxes decreased. The production tax exemptions are scheduled to expire on June 30, 2003, which will make all Mississippi properties subject to the same 6% statutory rate.

   Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 2002 decreased 44% to $7.5 million from $13.4 million for the year ended December 31, 2001, primarily due to decreased production volumes and a reduced property cost basis after ceiling test writedowns in the second quarter of 2002 and in 2001.

   General and administrative expense for the year ended December 31, 2002 increased 8% to $2.0 million from $1.9 million for the same period in 2001. This increase is attributable to professional fees associated with a potential asset acquisition transaction that was terminated in March 2002, expenses related to the transfer of Company securities to the Nasdaq Small Cap Market and related proxy costs for the Company's reverse stock split. These non-recurring costs were partially offset by a reduction in salaries and benefits, resulting from a reduction of eight full-time employees during 2002, and a salary cut taken effective July 1, 2002, by certain management personnel. With the closing of the Houston, Texas, office, a reduced staff level and other cost cutting measures, the Company estimates general and administrative expenses for 2003 will decrease to approximately $1.5 million.

   Using unescalated period-end prices at June 30, 2002, of $3.24 per Mcf of natural gas and $26.86 per barrel of oil, the Company recognized a non-cash cost ceiling writedown of $7.0 million for the quarter then ended. The cost ceiling writedown is attributable to the combined effect of the $5.7 million reversal of deferred income taxes as June 30, 2002 (as more fully discussed in Note 3 to the Consolidated Financial Statements), less than expected results from drilling activities, the inability to sell or drill prospects on favorable terms utilizing the Company's existing leasehold and 3-D seismic database and a decrease in the value of the Company's unproved properties as a result of the transfer of proprietary rights in 3-D seismic data to Veritas (as more fully discussed in Note 5). The Company recognized a non-cash cost ceiling writedown of $15.5 million for the year ended December 31, 2001. Sharply lower commodity prices at period-end, less than expected results from drilling activities and expiration of certain leased acreage were the primary factors for the cost ceiling writedown in 2001.

   Interest expense for the year ended December 31, 2002 decreased 47% to $0.6 million from $1.2 million for the year ended December 31, 2001. The lower interest expense in 2002 is attributable to the combined effect of lower interest rates on the Company's credit facility and note payable to Veritas DGC Land Inc. ("Veritas"), lower average outstanding principal balances for the aforementioned obligations and an approximate $160,000 decrease in interest paid on royalty payments escheated to the State of Mississippi. It should also be noted that approximately $0.2 million of the $0.6 million of 2002 interest expense is a non-cash item and represents the interest obligation that Veritas has agreed to extinguish, as more fully discussed below and in Note 5 to the Consolidated Financial Statements.

   On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement ("Second Amendment Agreement") with Vertias, as more fully discussed in Note 5 to the Consolidated Financial Statements. Pursuant to the Second Amendment Agreement, if all principal payments required prior to December 31, 2002, were made timely, Veritas would agree to extinguish the remaining principal balance and respective accrued interest totaling approximately $2.4 million. All required payments were made timely by the Company, and the early extinguishment of debt totaling $2.4 million has been reported as an extraordinary gain on the Company's Statement of Operations for the year ended December 31, 2002. In exchange for early extinguishment of debt, Veritas received, among other things, the aforesaid principal payments, an overriding royalty interest in certain leases of the Company, and received the proprietary rights to certain 3-D seismic data, as more fully discussed in Note 5 to the Consolidated Financial Statements.

   Net loss for the year ended December 31, 2002 decreased to $(0.4) million from $(16.4) million for the year ended December 31, 2001, as a result of the factors described above.

  Year Ended December 31, 2001 compared to Year Ended December 31, 2000

   Oil and natural gas revenues for the year ended December 31, 2001 decreased 32% to $17.8 million from $26.0 million for the year ended December 31, 2000. Oil and natural gas revenues for the years ended December 31, 2001 and 2000 include approximately $(1.9) million and $(2.0) million of hedging losses, respectively (see "Risk Management Activities and Derivative Transactions" below).

   Production volumes for natural gas during the year ended December 31, 2001 decreased 40% to 3,473 MMcf from 5,762 MMcf for the year ended December 31, 2000. Oil production volumes decreased 22% to 160 MBbls for the year ended December 31, 2001 compared to 205 MBbls for the same period of 2000. The decrease in production is primarily attributable to less than expected results from recent drilling activities. Average realized natural gas prices increased 14% to $4.12 per Mcf for the year ended December 31, 2001 from $3.60 per Mcf for the year ended December 31, 2000 due to high natural gas commodity prices the Company experienced during the first quarter of 2001 that were partially offset by low prices during the fourth quarter of 2001. Average realized oil prices decreased 15% to $21.90 per barrel during the year ended December 31, 2001 from $25.82 per barrel for the year ended December 31, 2000 as oil commodity prices fell due primarily to the effect of the depressed economy in the United States during 2001 and the global oil supply imbalance.

   Lease operating expenses ("LOE") and production taxes for the year ended December 31, 2001 decreased 3% to $2.9 million from $3.0 million for the year ended December 31, 2000. The LOE component was unchanged at $1.9 million for 2001 and 2000.

   Production taxes, however, decreased 9% to $1.0 million for 2001 compared to $1.1 million for 2000. The State of Mississippi production tax is calculated by taking 6% of the gross value of the crude oil and natural gas sold. Therefore, the change in production tax expense should approximate the same percentage decrease that oil and natural gas revenues experienced on a year over year basis. The State of Mississippi has enacted legislation that provides for production tax exemptions during periods of low commodity prices. The exemptions apply when the state-wide average monthly price for oil or natural gas falls below a level pre-determined by Statute. Due to oil and natural gas price volatility, the Mississippi production tax exemptions have phased in and out over the past two years. The exemptions were phased out for more of 2001 compared to 2000, which partially offset the decrease in production taxes.

   Depreciation, depletion and amortization ("DD&A") expense for the year ended December 31, 2001 decreased 23% to $13.4 million from $17.5 million for the year ended December 31, 2000, primarily due to decreased production volumes and a reduced property cost basis after ceiling test writedowns in the second and third quarters of 2001.

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

   Interest expense for the year ended December 31, 2001 decreased 73% to $1.2 million from $4.3 million for the year ended December 31, 2000. The higher interest expense in 2000 is attributable to $1.7 million of non-cash interest expense that was required to be recorded in connection with the Guardian Convertible Note Payable and the issuance of common stock warrants to Guardian, more fully discussed in "Capital Resources and Liquidity" below and in Note 6 to the Consolidated Financial Statements and higher effective interest rates and average outstanding debt balance in 2000 compared to 2001.

   On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. ("Bank One") which replaced the then existing credit facility with Bank of Montreal. In connection with extinguishment of the debt with Bank of Montreal, the Company reported an extraordinary loss, net of income taxes of $0.2 million for the remaining unamortized debt expenses for the year ended December 31, 2000.

   Net loss for the year ended December 31, 2001 increased to $16.4 million from $1.0 million for the year ended December 31, 2000, as a result of the factors described above.

Capital Resources and Liquidity

  Operating, Investing, and Financing Activities

   The Company's primary ongoing source of liquidity is cash generated from operations. Net cash provided by operating activities was $3.2 million, $13.4 million, and $16.1 million in 2002, 2001, and 2000, respectively. The decrease in cash provided in 2002 compared to 2001 was primarily the result of a decline in operating income caused by declining production and lower average commodity prices. The decrease in cash provided in 2001 compared to 2000 was primarily attributable to a decline in operating income caused by declining production.

   The Company's primary use of cash has been for its exploration and development activities and debt reduction. Net cash provided by (used in) investing activities was $0.3 million, $(10.0) million, and $(7.6) million in 2002, 2001, and 2000, respectively. The decrease in cash used in 2002 compared to 2001 was attributable to decreased exploration and development expenditures and an increase in proceeds from the sale of oil and gas properties. The increase in cash used in 2001 compared to 2000 was due primarily to increased exploration and development expenditures.

   The Company's primary uses of capital from financing activities have been to pay down the balance of the Company's credit facility. Net cash used in financing activities was $(3.7) million, $(5.5) million, and $(9.9) million in 2002, 2001, and 2000, respectively. The decrease in cash used in 2002 compared to 2001 is attributable to a lower net reduction in long-term debt in 2002 compared to 2001. The decrease in cash used in 2001 compared to 2000 is attributable to a lower net reduction in long-term debt and the result of the $7.0 million in proceeds from the issuance of common stock in 2000.

  Financing Arrangements

   During the past few years the Company has financed various insurance policy premiums. The amounts financed each year are less than $250,000, and the notes payable are fully paid off by each fiscal year end. The terms of these notes require monthly payments of principal and interest and the notes bear interest at rates competitive with the Company's credit facility.

   On July 18, 2000, the Company entered into a new senior credit facility with Bank One, which replaced the then existing credit facility with Bank of Montreal. The Bank One credit facility has a 30-month term with an interest rate of either Bank One prime plus 2% or LIBOR plus 4%, at the Company's option. The Company's obligations under the credit facility are secured by a lien on all of its real and personal property. The maturity date of the credit facility has been extended to August 1, 2003, from January 18, 2003. The Company's new borrowing base determined by Bank One as of March 1, 2003, was $3.75 million. Commencing April 1, 2003, the borrowing base will be reduced by $0.25 million per month until maturity. At December 31, 2002, the outstanding balance under the Company's credit facility with Bank One was $0.8 million.

   The Bank One credit facility includes certain negative covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The Company requested and obtained a waiver through August 1, 2003, from Bank One for non-compliance with the maintenance of specified levels of commodity hedge covenants as required by the credit facility.

   On April 14, 1999, the Company issued a $4.7 million note payable to one of its suppliers, Veritas DGC Land, Inc. (the "Veritas Note"), for the outstanding balance due to Veritas for past services provided in 1998 and 1999. The principal obligation under the Veritas Note was originally due on April 15, 2001. On July 19, 2000, the note was amended as more fully described below.

   On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.10 per share. On April 14, 1999, warrants exercisable for 32,276 shares of Common Stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 32,276 and 45,500 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related. For the year ended December 31, 2000, the Company recognized non-cash interest expense of approximately

$752,000 related to the Veritas Note Payable. Effective November 1, 2000, Veritas exercised 50,000 warrants to receive 49,693 shares (net of exercise price) of Company common stock.

   On July 19, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement ("First Amendment Agreement"). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 93/4% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas note was not paid in full by December 31, 2001, and the interest rate was increased to 133/4% annually. Interest was payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all required interest payments have been made in cash.

   On June 28, 2002, the Company entered into the Second Amendment Agreement. Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) The interest rate was changed to 93/4%; (3) The past due annual interest rate was changed to 12% from 133/4%; and (4) Six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment was not due on October 15, 2002, and Veritas would forgive the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company has made all required principal payments pursuant to the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished by Veritas and the Company has recorded a $2.4 million extraordinary gain as reported in the Consolidated Statements of Operations for the year ended December 31, 2002.

   As an inducement for Veritas to enter into the Second Amendment Agreement:
(1) the Company has granted Veritas an overriding royalty interest on the Company's entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004.

  Liquidity

   The Company's primary ongoing source of liquidity is from cash generated from operations and from the Company's use of available borrowing capacity under its credit facility. During the course of the year, the amount outstanding under the credit facility will vary, as the Company's approach is to borrow under the facility as needed to fund capital expenditures and pay-down the balance when cash is available in order to reduce interest charges.

   As of December 31, 2002, the Company had a working capital deficit of $1.9 million, primarily due to decreased cash flow attributable to decreased production volumes, lower commodity prices, and reclassification of the outstanding credit facility balance to short term (as more fully described in Note 5 to the Consolidated Financial Statements in "Item 1. Financial Statements"). Also, approximately $1.2 million of current liabilities represents suspended revenues owed primarily to unlocated royalty owners. If the owners cannot be located, the revenues will be escheated to the State of Mississippi after five years. As mentioned above, the remaining balance of the Veritas note and related accrued interest was forgiven at December 31, 2002, and the Company has recognized a $2.4 million extraordinary gain in its 2002 Consolidated Financial Statements. Actual capital expenditures for the year ended December 31, 2002 were approximately $3.4 million compared to $10.0 million for the same period of 2001. The Company expects that it will utilize its operational cash flows for 2003 to meet its working capital requirements and fund its capital expenditures.

   The Company's business plan for 2003 involves pursuing various opportunities to identify strategic joint venture partners and/or to sell the Company or all or a portion of its assets in an effort to maximize shareholder return. Management of the Company believes the Company is presently a very good prospect for potential joint venture partners and/or the sale of the Company or its assets, given the higher commodity prices, solid production base in Mississippi, prospect opportunities in Montana, Mississippi and Alabama and a low debt level.

   The Company has engaged a financial advisor, C. K. Cooper & Co., to assist with execution of the business plan for 2003. Capital expenditures in 2003 for exploration and development activities will be limited to select projects as determined by the Company's Board of Directors until a decision is made regarding the above mentioned strategic efforts.

   The Company's revenues, profitability, and ability to borrow funds or obtain additional capital are highly dependent on future oil and gas production and prevailing prices of oil and natural gas. The production and sale of oil and natural gas involves many factors that are subject to numerous uncertainties including reservoir risk, mechanical failure, transportation issues, human error, weather and volatile commodity prices.

   The Company has experienced substantial working capital requirements, primarily due to the Company's exploration and development program, less than expected results from drilling activities and its debt reduction initiative. While the Company believes that cash flow from operations should allow the Company to implement its present business strategy, additional debt or equity financing may be required to fund future operations. A significant decrease in cash flow from operations or the inability to borrow under the credit facility could have a material adverse effect on the Company, including curtailment of any exploration activities and further cost cutting measures.

  Future Financing Obligations

   The Company's credit facility has been extended to August 1, 2003. Based upon the Company's estimated oil and gas reserves at the end of 2002, the Company believes it will have sufficient oil and gas assets to support its borrowing base when the credit facility expires and, if necessary, the Company would plan to either amend, extend or replace the credit facility (with the same or alternative lender) before it expires. In the event the Company is unable to amend, extend or replace the credit facility, the Company believes it would be able to fulfill this obligation through the use of available cash flows; the identification of additional sources for debt or equity financings; or the sale of some or all of its oil and gas properties. However, these expectations are dependent on several internal and external factors. If these factors differ, from management's expectations, they could have a material adverse effect on the Company's ability to meet future financing obligations and cause the Company to curtail its exploration and development activities.

  Off-Balance Sheet Arrangements

   The Company does not have any off-balance sheet financing arrangements, except for the operating lease obligations presented below.

  Contractual Obligations and Commercial Commitments

   Summarized below are the contractual obligations and other commercial commitments of the Company as of December 31, 2002.

                                                      Payments Due by Period
                                               ------------------------------------
                                                                           2007 and
                                               Total 2003  2004  2005 2006  Beyond
                                               ----- ---- ----- ----- ---- --------
                                                          (in thousands)
Contractual Obligations
   Long-Term Debt............................. $800  $800 $ --   $--  $ --   $--
   Operating Leases...........................   60    60   --    --    --    --
                                               ----  ---- ----   ---  ----   ---
       Total Contractual Cash Obligations..... $860  $860 $      $--  $ --   $--
                                               ====  ==== ====   ===  ====   ===

                                       Commitment Expiration by Period
                                    -------------------------------------
                                                                 2007 and
                                    Total 2003  2004  2005  2006  Beyond
                                    ----- ---- ----- ----- ----- --------
                                               (in thousands)
      Commercial Commitments
         Bank One Credit Facility*. $800  $800 $ --  $ --  $ --    $ --

--------
* As of December 31, 2002, $0.8 million was outstanding under the credit facility, which is included in the Long-Term Debt balance in the table above. The credit facility matures on August 1, 2003, therefore, the $0.8 million outstanding balance is reported as current portion of long-term debt in the Company's Consolidated Balance Sheets.

Risk Management Activities and Derivative Transactions

   The Company uses a variety of financial derivative instruments
("derivatives") to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

  Commodity Price Hedges

   The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedge transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the years ended December 31, 2002, 2001, and 2000, the Company hedged 59%, 54%, and 54% of its oil and gas production, respectively, and as of December 31, 2002, the Company had 0.3 Bcfe of open oil and natural gas contracts for the months of January 2003 through September 2003. If all of these open contracts had been settled as of December 31, 2002, the Company would have owed approximately $0.1 million.

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities" (hereinafter collectively referred to as SFAS No. 133). SFAS No. 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Refer to Note 8 of the Consolidated Financial Statements for further discussion of the adoption of SFAS No. 133.

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

  SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

   SFAS No. 144, issued in October 2001, supersedes SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 has been adopted effective January 1, 2002; however, the Company has not been impacted from this adoption since it follows the full cost method of accounting which requires long-lived oil and gas property costs to be tested for impairment based on its full cost ceiling (refer to previously referenced Critical Accounting Policies).

Effects of Inflation and Changes in Price
   Crude oil and natural gas commodity prices have been very volatile and unpredictable during the three year period ending December 31, 2002. The wide fluctuations that have occurred during the past three years have had a significant impact on the Company's results of operations, cash flow, liquidity, and financial budgeting. Recent rates of inflation have had a minimal effect on the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  Market Risk Information

   The market risk inherent in the Company's derivatives is the potential loss arising from adverse changes in commodity prices. The prices of oil and natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by the market fluctuations, the Company's policy is to hedge (through the use of derivatives) not more than 60% of future production.

   Because commodities covered by these derivatives are substantially the same commodities that the Company sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary. The changes in market value of these derivatives have a high correlation to the price changes of oil and natural gas.

   A sensitivity analysis model was used to calculate the fair values of the Company's derivatives rates in effect at December 31, 2002. The sensitivity analysis involved increasing or decreasing the forward rates by a hypothetical 10% and calculating the resulting unfavorable change in the fair values of the derivatives. The results of this analysis, which may differ from actual results, showed this type of change would not have a material impact on the fair value of the derivatives previously stated ($0.1) million at December 31, 2002 (as discussed in the "Risk Management Activities and Derivative Transactions" section above).

Item 8.  Financial Statements and Supplementary Data.

   The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Code of Ethics" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 19, 2003 is here incorporated by reference.

Item 11.  Executive Compensation.

   The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 19, 2003 is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 19, 2003 is here incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in the definitive Proxy Statement for the Company's annual meeting of stockholders to be held on June 19, 2003 is here incorporated by reference.

Item 14.  Controls and Procedures.

   Item 14(a).  Evaluation of Disclosure Controls and Procedures

   Within 90 days prior to the filing date of this report, the Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's chief executive officer and chief financial officer believe (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions required disclosure, and (ii) that the company's disclosure controls and procedures are effective.

   Item 14(b).  Changes in Internal Controls

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 14(a) above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART IV

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

   Item 15(a)(1). Financial Statements. See "Index to Financial Statements" set forth on page F-1.

   Item 15(a)(2). Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

   Item 15(a)(3). Exhibits. The following exhibits are filed as a part of this report.

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

    3.2     Certificate of Amendment to the Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002.

    3.3     Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

    4.1     Certificate of Incorporation. See Exhibit 3.1.

    4.2     Bylaws. See Exhibit 3.3.

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

Exhibit No.                                            Description
-----------                                            -----------
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

   10.1(b)  Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated February 25, 2000.*

   10.1(c)  Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated March 20, 2001.*

   10.1(d)  Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated March 18, 2002.*

   10.2(a)  Form of Stock Option Agreement.* Previously filed as an exhibit to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

   10.2(b)  Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

   10.3     Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the
              Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.*

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

Exhibit No.                                          Description
-----------                                          -----------
    10.9    Form of Indemnification and Contribution Agreement among the Registrant and the Selling
              Stockholders. Previously filed as an exhibit to the Company's Registration Statement on
              Form S-1 (333-40383), and here incorporated by reference.

   10.10    Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999.
              Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

   10.11    $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated
              April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

   10.12    Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.
              Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

   10.13    Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land,
              Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

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

   10.16    Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27,
              1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1999, and here incorporated by reference.

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

   10.19(a) Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7,
              1998. Previously filed as an exhibit to the Company's Proxy Statement on Schedule 14A dated
              May 13, 1999, and here incorporated by reference.

   10.19(b) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated
              February 25, 2000. Previously filed as an exhibit to the Company's Proxy Statement on
              Schedule 14A dated April 25, 2000, and here incorporated by reference.

   10.19(c) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated March 20,
              2001.

   10.19(d) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated March 18,
              2002.

   10.20    Form of Employment Agreement for Lew P. Murray dated February 9, 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
              2000, and here incorporated by reference.

Exhibit No.                                           Description
-----------                                           -----------
   10.21    Form of Employment Agreement for Michael L. Calhoun dated February 9, 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and here incorporated by reference.

   10.22    Securities Purchase Agreement between Miller Exploration Company and Guardian Energy
              Management Corp. dated July 11, 2000. Preciously filed as an exhibit to the Company's Current
              Report on Form 8-K filed on July 25, 2000.

   10.23    Promissory Note between Miller Exploration Company and Guardian Energy Management Corp.
              dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on
              Form 8-K filed on July 25, 2000.

   10.24    Registration Rights Agreement between Miller Exploration Company and Guardian Energy
              Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current
              Report on Form 8-K filed on July 25, 2000.

   10.25    Form of Subscription Agreement between Miller Exploration Company and ECCO Investments,
              LLC dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on
              Form 8-K filed on July 25, 2000.

   10.26    Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc.
              dated July 12, 2000. Previously filed as an exhibit to the Company's Current Report on Form
              8-K filed on July 25, 2000.

   10.27    Amended and Restated Credit Agreement between Miller Exploration Company and the
              Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

   10.28    Second Amendment to Promissory Note, Warrant and Registration Rights Agreement dated
              June 28, 2002, between Veritas DGC Land, Inc. and Miller Exploration Company. Previously
              filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002.

   10.29    Exploration and Development Agreement dated June 17, 1998, between K2 American
              Corporation, K2 Energy Corporation and Miller Exploration Company.

   10.30(a) Oil and Gas Exploration and Development Agreement dated February 19, 1999, between the
              Blackfeet Tribal Business Council of the Blackfeet Indian Tribe of the Blackfeet Indian
              Reservation and Miller Exploration Company.

   10.30(b) Amended Oil and Gas Exploration Agreement dated June 3, 2002, between the Blackfeet Business
              Council of the Blackfeet Indian Tribe of the Blackfeet Indian Reservation.

    11.1    Computation of Earnings per Share.

    21.1    Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration
              Statement on Form S-1 (333-40383), and here incorporated by reference.

    23.1    Consent of Miller and Lents, Ltd.

    23.2    Consent of Plante & Moran, PLLC

    24.1    Limited Power of Attorney.

--------
/*/  Management contract or compensatory plan or arrangement.

   Item 14(b).  Reports on Form 8-K

   The Company filed a report on Form 8-K on October 8, 2002. In the report, the Company reported that on September 30, 2002, it had completed the sale of its 35% working interest in the Pine Grove Field oil and gas assets located in Jones County, Mississippi, to Bean Industries, Inc. for $3.75 million.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MILLER EXPLORATION COMPANY

                                              By:     /s/  KELLY E. MILLER
                                                  -----------------------------
                                                         Kelly E. Miller
                                                  President and Chief Executive
                                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                           Title                   Date
            ----                           -----                   ----

     /s/  *C. E. MILLER        Chairman of the Board          March 24, 2003
-----------------------------
        C. E. Miller

    /s/  KELLY E. MILLER       Director, (Principal           March 24, 2003
-----------------------------    Executive Officer)
       Kelly E. Miller

    /s/  DEANNA L. CANNON      (Principal Financial and       March 24, 2003
-----------------------------    Accounting Officer)
      Deanna L. Cannon

    /s/  *ROBERT M. BOEVE      Director                       March 24, 2003
-----------------------------
       Robert M. Boeve

    /s/  *PAUL A. HALPERN      Director                       March 24, 2003
-----------------------------
       Paul A. Halpern

  /s/  *RICHARD J. BURGESS     Director                       March 24, 2003
-----------------------------
     Richard J. Burgess


By:   /s/  DEANNA L. CANNON
    -------------------------
        Deanna L. Cannon
        Attorney-in-Fact

                                 CERTIFICATION

   I, Kelly E. Miller, certify that:

      1. I have reviewed this annual report on Form 10-K of Miller Exploration Company (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:     /s/  KELLY E. MILLER
                                                  -----------------------------
                                                         Kelly E. Miller
                                                  President and Chief Executive
                                                             Officer

Dated: March 24, 2003

                                 CERTIFICATION

   I, Deanna L. Cannon, certify that:

      1. I have reviewed this annual report on Form 10-K of Miller Exploration Company (the "registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:     /s/  DEANNA L. CANNON
                                                  -----------------------------
                                                        Deanna L. Cannon
                                                     Chief Financial Officer

Dated: March 24, 2003

                         INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Consolidated Financial Statements of Miller Exploration Company
   Report of Independent Public Accountants...................................................  F-2
   Consolidated Balance Sheets as of December 31, 2002 and 2001...............................  F-4
   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.  F-5
   Consolidated Statements of Equity for the Years Ended December 31, 2002, 2001 and 2000.....  F-6
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.  F-7
   Notes to Consolidated Financial Statements.................................................  F-8
   Supplemental Quarterly Financial Data (unaudited).......................................... F-29

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTS

To The Board of Directors and Stockholders of Miller Exploration Company:

   We have audited the accompanying consolidated balance sheet of Miller Exploration Company (a Delaware corporation) and subsidiary, as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Exploration Company and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  PLANTE & MORAN, PLLC

Grand Rapids, Michigan
February 28, 2003

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Miller Exploration Company:

   We have audited the accompanying consolidated balance sheets of MILLER EXPLORATION COMPANY (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Exploration Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   This report is a copy of a previously issued report and has not been reissued by Arthur Andersen, L.L.P.

                                          /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
March 8, 2002

                          MILLER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                As of December 31,
                                                                               --------------------
                                                                                  2002       2001
                                                                               ---------  ---------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................................. $      46  $     201
   Accounts receivable........................................................     1,441      3,076
   Inventories, prepaids and advances to operators............................       324        523
                                                                               ---------  ---------
       Total current assets...................................................     1,811      3,800
                                                                               ---------  ---------
OIL AND GAS PROPERTIES--at cost (full cost method):
   Proved oil and gas properties..............................................   155,189    146,649
   Unproved oil and gas properties............................................     2,375     11,244
   Less-Accumulated depreciation, depletion and amortization..................  (138,826)  (124,618)
                                                                               ---------  ---------
       Net oil and gas properties.............................................    18,738     33,275
                                                                               ---------  ---------
OTHER ASSETS (Note 2).........................................................       300        512
                                                                               ---------  ---------
       Total assets........................................................... $  20,849  $  37,587
                                                                               =========  =========
                           LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt.......................................... $     800  $      --
   Accounts payable...........................................................       639      2,767
   Accrued expenses and other current liabilities.............................     2,301      4,974
                                                                               ---------  ---------
       Total current liabilities..............................................     3,740      7,741
                                                                               ---------  ---------
LONG-TERM DEBT................................................................        --      6,696
DEFERRED INCOME TAXES.........................................................        --      5,743
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY (Note 6):
   Common stock warrants, 960,050 and 1,335,050 outstanding at December 31,
     2002 and 2001, respectively..............................................       851        860
   Preferred stock, $0.01 par value; 2,000,000 shares authorized; none
     outstanding..............................................................        --         --
   Common stock, $0.01 par value; 40,000,000 shares authorized; 1,992,186 and
     1,947,886 shares outstanding at December 31, 2002 and 2001, respectively         20         19
   Other comprehensive income (loss)..........................................       (49)        89
   Additional paid in capital.................................................    77,632     77,427
   Retained deficit...........................................................   (61,345)   (60,988)
                                                                               ---------  ---------
       Total equity...........................................................    17,109     17,407
                                                                               ---------  ---------
       Total liabilities and equity........................................... $  20,849  $  37,587
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

                          MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                              For the Year
                                                           Ended December 31,
                                                       --------------------------
                                                         2002     2001      2000
                                                       -------  --------  -------
REVENUES:
   Natural gas........................................  $ 7,182  $ 14,304  $20,745
   Crude oil and condensate...........................    2,937     3,495    5,300
   Other operating revenues...........................      161       269      522
                                                       -------  --------  -------
       Total operating revenues.......................   10,280    18,068   26,567
                                                       -------  --------  -------
OPERATING EXPENSES:
   Lease operating expenses and production taxes......    1,711     2,944    3,030
   Depreciation, depletion and amortization...........    7,458    13,431   17,457
   General and administrative.........................    2,013     1,860    2,097
   Cost ceiling writedown.............................    7,000    15,500       --
                                                       -------  --------  -------
       Total operating expenses.......................   18,182    33,735   22,584
                                                       -------  --------  -------
OPERATING INCOME (LOSS)...............................  (7,902)  (15,667)    3,983
                                                       -------  --------  -------
INTEREST EXPENSE:
   Interest on notes and bank debt....................    (631)   (1,184)  (2,594)
   Interest on capital transactions...................       --        --  (1,728)
                                                       -------  --------  -------
       Total interest expense.........................    (631)   (1,184)  (4,322)
                                                       -------  --------  -------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.......  (8,533)  (16,851)    (339)
INCOME TAX PROVISION (CREDIT) (Note 3)................  (5,743)     (459)      472
                                                       -------  --------  -------
LOSS BEFORE EXTRAORDINARY ITEM........................  (2,790)  (16,392)    (811)
EXTRAORDINARY ITEM-GAIN (LOSS) FROM EARLY
  EXTINGUISHMENT OF DEBT, LESS APPLICABLE INCOME TAXES   2,432        --     (166)
                                                       -------  --------  -------
NET LOSS.............................................. $  (358) $(16,392) $  (977)
                                                       =======  ========  =======
EARNINGS (LOSS) PER SHARE (Note 4)
   Basic.............................................. $ (0.18) $  (8.43) $ (0.73)
                                                       =======  ========  =======
   Diluted............................................ $ (0.18) $  (8.43) $ (0.73)
                                                       =======  ========  =======



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MILLER EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF EQUITY
                                (In thousands)

                                   Common                    Add'l                  Other
                                   Stock   Preferred Common Paid In   Deferred   Compensation Retained
                                  Warrants   Stock   Stock  Capital Compensation    Income    Deficit
                                  -------- --------- ------ ------- ------------ ------------ --------
BALANCE--December 31, 1999.......  $  845     $--    $ 127  $66,690     $(48)      $    --    $(43,619)
   Issuance of restricted stock
    and benefit plan shares......      --      --       --       81       48            --          --
   Common stock warrants
    issued.......................   1,414      --       --       --       --            --          --
   Common stock warrants
    exercised....................    (500)     --        5      495       --            --          --
   Issuance of non-employee
    directors' shares............      --      --        1      216       --            --          --
   Issuance of common stock......      --      --       60    9,088       --            --          --
   Net loss......................      --      --       --       --       --            --        (977)
                                   ------     ---    -----  -------     ----       -------    --------
BALANCE--December 31, 2000.......   1,759      --      193   76,570       --            --     (44,596)
   Common stock warrants
    expired......................    (899)     --       --      463       --            --          --
   Issuance of benefit plan
    shares.......................      --      --        1       80       --            --          --
   Issuance of non-employee
    directors' shares............      --      --        1      138       --            --          --
   Adoption of new accounting
    standard (Note 8)............      --      --       --       --       --        (5,685)         --
   Change in unrealized gains
    (losses).....................      --      --       --       --       --         5,774          --
   Net loss......................      --      --       --       --       --            --     (16,392)
                                   ------     ---    -----  -------     ----       -------    --------
BALANCE--December 31, 2001.......  $  860     $--    $ 195  $77,251     $ --       $    89    $(60,988)
   Common stock warrants.........
    expired......................      (9)     --       --        6       --            --          --
   Issuance of benefit plan......
    shares.......................      --      --        2       74       --            --          --
   Issuance of non-employee......
    directors' shares............      --      --        2      122       --            --          --
   Change due to reverse stock
    split........................      --      --     (179)     179       --            --          --
   Change in unrealized gains
    (losses).....................      --      --       --       --       --          (138)         --
   Net loss......................      --      --       --       --       --            --        (358)
                                   ------     ---    -----  -------     ----       -------    --------
BALANCE--December 31, 2002.......  $  851     $--    $  20  $77,632     $ --       $   (49)   $(61,345)
                                   ======     ===    =====  =======     ====       =======    ========

Disclosure of Comprehensive Income:

                                               For the Year Ended
                                                  December 31,
                                             ----------------------
                                              2002    2001     2000
                                             -----  --------  -----
           Net loss......................... $(358) $(16,392) $(977)
           Other comprehensive income (loss)  (138)       89     --
                                             -----  --------  -----
              Total comprehensive loss...... $(496) $(16,303) $(977)
                                             =====  ========  =====

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MILLER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                            For the Year Ended December 31
                                                                            ----------------------------
                                                                              2002       2001      2000
                                                                            --------   --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................. $   (358)  $(16,392) $   (977)
 Adjustments to reconcile net loss to net cash from operating activities--
     Depreciation, depletion and amortization..............................    7,458     13,431    17,457
     Cost ceiling writedown................................................    7,000     15,500        --
     Deferred income taxes.................................................   (5,743)      (459)      387
     Warrants and stock compensation.......................................      196       (214)    1,262
     Extraordinary item....................................................   (2,432)        --       166
     Deferred revenue......................................................       --        (20)      (34)
     Changes in assets and liabilities--
       Restricted cash.....................................................       --         69       (65)
       Accounts receivable.................................................    1,635      1,398       106
       Other current assets................................................      113       (120)     (272)
       Other assets........................................................      (35)       (41)      189
       Accounts payable....................................................   (2,128)      (805)      100
       Accrued expenses and other current liabilities......................   (2,486)     1,046    (2,236)
                                                                            --------   --------  --------
          Net cash flows provided by operating activities..................    3,220     13,393    16,083
                                                                            --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Exploration and development expenditures..................................   (3,418)    (9,972)   (8,592)
 Proceeds from sale of oil and gas properties and purchases of equipment,
   net.....................................................................    3,743         22       947
                                                                            --------   --------  --------
          Net cash flows provided by (used in) investing activities........      325     (9,950)   (7,645)
                                                                            --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of principal.....................................................  (23,772)   (21,698)  (28,519)
 Borrowing on long-term debt...............................................   20,072     16,164    11,639
 Common stock proceeds.....................................................       --         --     7,022
                                                                            --------   --------  --------
          Net cash flows used in financing activities......................   (3,700)    (5,534)   (9,858)
                                                                            --------   --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................     (155)    (2,091)   (1,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      201      2,292     3,712
                                                                            --------   --------  --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............................. $     46   $    201  $  2,292
                                                                            ========   ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest.............................................................. $    817   $    978  $  2,117
                                                                            ========   ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MILLER EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Nature of Operations

  The Combination Transaction

   Miller Exploration Company ("Miller" or the "Company") was formed as a Delaware corporation in November 1997 to serve as the surviving company upon the completion of a series of combination transactions (the "Combination Transaction"). The first part of the Combination Transaction included the following activities: Miller acquired all of the outstanding capital stock of Miller Oil Corporation ("MOC"), the Company's predecessor, and certain oil and gas interests (collectively, the "Combined Assets") owned by Miller & Miller, Inc., Double Diamond Enterprises, Inc., Frontier Investments, Inc., Oak Shores Investments, Inc., Eagle Investments, Inc. (d/b/a Victory, Inc.) and Eagle International, Inc. (the "affiliated entities," all Michigan corporations owned by Miller family members who were beneficial owners of MOC) in exchange for an aggregate consideration of approximately 530,000 shares of Common Stock of Miller. The operations of all of these entities had been managed through the same management team, and had been owned by the same members of the Miller family. Miller completed the Combination Transaction concurrently with consummation of an initial public offering (the "Offering").

  Initial Public Offering

   On February 9, 1998, the Company completed the Offering of its Common Stock and concurrently completed the Combination Transaction. On that date, the Company sold 550,000 shares of its Common Stock for an aggregate purchase price of $44.0 million. On March 9, 1998, the Company sold an additional 6,250 shares of its Common Stock for an aggregate purchase price of $0.5 million, pursuant to the exercise of the underwriters' over-allotment option.

  Other Transactions Completed Concurrently With the Initial Public Offering

   In addition to the above combined activities of the Company, the second part of the Combination Transaction that was consummated concurrently with the Offering was the exchange by the Company of an aggregate of approximately 160,000 shares of Common Stock for interests in certain other oil and gas properties that were owned by non-affiliated parties. Because these interests were acquired from individuals who were not under the common ownership and management of the Company, these exchanges were accounted for under the purchase method of accounting. Under that method, the properties were recorded at their estimated fair value at the date on which the exchange was consummated (February 9, 1998).

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

  Reverse Stock Split

   On October 11, 2002, the Company affected a one-for-ten reverse stock split that has been retroactively reflected in the Company's Consolidated Financial Statements.

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

   To the extent that capitalized costs within the full cost pool, net of deferred income taxes, exceed the sum of discounted estimated future net cash flows from proved oil and gas reserves (using unescalated prices and costs and a 10% per annum discount rate) and the lower of cost or market value of unproved properties, such excess costs are charged against earnings. The Company did record a $7.0 million non-cash cost ceiling writedown for the quarter ended June 30, 2002. The writedown was attributable to a decrease in the value of the Company's unproved properties as a result of the transfer of proprietary rights to 3-D seismic data to Veritas (as more fully discussed in Note 5 to the Consolidated Financial Statements) and due to the fact that the Company reversed the $5.5 million balance at June 30, 2002 of deferred income taxes (as more fully discussed in Note 2 to the Consolidated Financial Statements). Using unescalated period-end prices at (net of basis adjustments) December 31, 2001, of $2.55 per Mcf of natural gas and $16.72 per barrel of oil, the Company recognized a non-cash cost ceiling writedown of $7.0 million. This was in addition to $8.5 million of cost ceiling writedowns previously recognized by the Company in 2001. Using unescalated period-end prices (net of basis adjustments) at December 31, 2000, of $8.65 per Mcfe, the Company had no impairment of oil and gas properties for the year then ended.

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

  Other Operating Revenues

   The majority of the other operating revenues are reimbursements for general and administrative services that the Company performs on behalf of partners and investors in jointly owned oil and gas properties. All other

                          MILLER EXPLORATION COMPANY
management fees that were earned for exploration and development services have been credited against oil and gas property costs.

  Cash and Cash Equivalents

   Cash and cash equivalents are comprised of cash and U.S. Government securities with original maturities of three months or less.

  Accounts Receivable

   Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on specific assessment of all invoices based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made.

  Inventories

   Inventories consist of oil field casing, tubing and related equipment for wells. Inventories are valued at the lower of cost (first-in, first-out method) or market.

  Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform with the 2002 presentation.

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

  Comprehensive Income (Loss)

   On January 1, 2001, the Company adopted SFAS No. 133 regarding certain financial derivative contracts used to hedge the price risk on future oil and gas production. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The fair value of remaining financial derivative contracts at December 31, 2002 is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income (loss).

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

   The effective income tax rate for the Company for the years ended December 31, 2002, 2001 and 2000, was different than the statutory federal income tax rate for the following reasons (in thousands):

                                                              2002     2001     2000
                                                            -------  --------  -----
Net loss................................................... $  (358) $(16,392) $(977)
Add back:
   Extraordinary item......................................  (2,432)       --    166
   Income tax provision (credit)...........................  (5,743)     (459)   472
                                                            -------  --------  -----
Pre-tax loss...............................................  (8,533)  (16,851)  (339)
Income tax provision (credit) at the federal statutory rate  (2,901)   (5,729)  (115)
Cost ceiling test writedown................................   2,380     5,270
Reversal of deferred taxes.................................  (5,743)       --     --
Nondeductible interest expense.............................      --        --    587
Net operating loss carryforward............................     521        --     --
All other, net.............................................      --        --     --
                                                            -------  --------  -----
Income tax provision (credit).............................. $(5,743) $   (459) $ 472
                                                            =======  ========  =====

   The components of the provision of income taxes for the year ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                             2002    2001   2000
                                           -------  -----  -----
                Currently payable......... $    --  $  --  $  --
                Deferred to future periods      --   (459)   472
                Reversal of deferred taxes  (5,743)    --     --
                                           -------  -----  -----
                   Total income taxes..... $(5,743) $(459) $ 472
                                           =======  =====  =====

                          MILLER EXPLORATION COMPANY

(3)  Income Taxes (Continued)

   The principal components of the Company's deferred tax assets (liabilities) recognized in the balance sheet as of December 31, 2002 and 2001 are as follows (in thousands):

                                                   2002      2001
                                                 --------  --------
           Deferred tax assets (liabilities):
              Unsuccessful well and lease costs. $ (6,676) $ (6,556)
              Intangible drilling costs.........  (12,434)  (11,904)
              Other property basis differences..    7,776       827
              Net operating loss carryforward...   11,334    11,890
              Cost ceiling writedown............   19,579    17,199
              Less: Valuation allowance.........  (19,579)  (17,199)
                                                 --------  --------
           Net deferred tax liability........... $     --  $ (5,743)
                                                 ========  ========

   At December 31, 2002, the Company had regular tax net operating loss carryforwards of approximately $33.3 million. This loss carryforward amount will expire during 2019. The Company also had a percentage depletion carryforward of approximately $1.9 million at December 31, 2002, which is available to offset future federal income taxes payable and has no expiration date.

   Based on estimates prepared as of June 30, 2002, of future anticipated taxable income and also taking into consideration the Company's current net operating loss and depletion deduction carryforwards, it has been determined that there should be no accrual of future tax liability. Accordingly, at June 30, 2002, the Company recorded a $5.7 million income tax credit to reverse the entire deferred income tax liability balance.

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

   The computation of earnings per share for the year ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share data):

                                                                           2002     2001     2000
                                                                         -------  --------  ------
Net loss before extraordinary item attributable to basic and diluted EPS $(2,790) $(16,392) $ (811)
Extraordinary item......................................................   2,432        --    (166)
                                                                         -------  --------  ------
Net loss................................................................ $  (358) $(16,392) $ (977)
                                                                         =======  ========  ======
Weighted average common shares outstanding applicable to basic EPS......   1,982     1,944   1,336
Add: options and warrants...............................................      --        --      --
                                                                         -------  --------  ------
Weighted average common shares outstanding applicable to diluted EPS....   1,982     1,944   1,336
                                                                         =======  ========  ======
Net loss per share--Basic
    Net loss before extraordinary item.................................. $ (1.41) $  (8.43) $(0.61)
    Extraordinary item..................................................    1.23        --   (0.12)
                                                                         -------  --------  ------
    Net loss............................................................ $ (0.18) $  (8.43) $(0.73)
                                                                         =======  ========  ======
Net loss per share--Diluted
    Net loss before extraordinary item.................................. $ (1.41) $  (8.43) $(0.61)
    Extraordinary item..................................................    1.23        --   (0.12)
                                                                         -------  --------  ------
    Net loss............................................................ $ (0.18) $  (8.43) $(0.73)
                                                                         =======  ========  ======

                          MILLER EXPLORATION COMPANY

(4)  Earnings Per Share (Continued)

   Options and warrants were not included in the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 because their effect was antidilutive.

(5)  Notes Payable and Long-Term Debt

  Notes Payable

   During the past few years, the Company has financed various insurance policy premiums. In January 2002, concurrent with the policy renewals, the Company entered into a $71,893 note payable agreement to finance general liability and workers' compensation insurance premiums. Terms of such note call for nine monthly installment payments of $8,157, bearing interest at 5.05%. In February 2002, the Company entered into a $131,827 note payable agreement to finance control of well, boiler and machinery, and personal property insurance premiums. Terms of such note call for nine monthly installment payments of $14,949, bearing interest at 4.91%. At December 31, 2002, these notes were completely paid off.

  Bank Debt

   On July 18, 2000, the Company entered into a new senior credit facility with Bank One, Texas, N.A. ("Bank One"), which replaced the existing credit facility with Bank of Montreal. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4%, at the Company's option. The Company's obligations under the credit facility are secured by a lien on all of its real and personal property. The Company's new borrowing base determined by Bank One as of March 1, 2003, was $3.75 million. Commencing April 1, 2003, the borrowing base will be reduced $0.25 million each month until maturity, which Bank One extended from January 18, 2003, to August 1, 2003. At December 31, 2002, the outstanding balance under the Company's credit facility with Bank One was $0.8 million. The weighted average interest rate for the credit facility at December 31, 2002, was 5.47%.

   The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. The Company requested and obtained a waiver through August 1, 2003, from Bank One for non-compliance with maintenance of specified levels of commodity hedge covenants as required by the credit facility.

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

   On April 14, 1999, the Company also entered into an agreement (the "Warrant Agreement") to issue warrants to Veritas that entitle Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company's option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants issued on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company's Common Stock at April 14, 1999. The exercise price of each warrant is $0.10 per share. On April 14, 1999, warrants exercisable for 32,276 shares of Common Stock were

                          MILLER EXPLORATION COMPANY
issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 32,276 and 45,500 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related. For the year ended December 31, 2000, the Company recognized non-cash interest expense of approximately $752,000 related to the Veritas Note Payable. Effective November 1, 2000, Veritas exercised 50,000 warrants to receive 49,693 shares (net of exercise price) of Company common stock.

   On July 19, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement ("First Amendment Agreement"). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 9 3/4% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas note was not paid in full by December 31, 2001, and the interest rate was increased to 13 3/4% annually. Interest was payable on each October 15 and April 15 until the note is paid in full. The Company has paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. Since October 15, 2000, all required interest payments have been made in cash.

   On June 28, 2002, the Company entered into the Second Amendment Agreement. Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9 3/4%; (3) the past due annual interest rate was changed to 12% from 13 3/4%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment was not due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note and the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company has made all required principal payments pursuant to the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished and the Company has recorded a $2.4 million extraordinary gain as reported in the Consolidated Statements of Operations for the year ended December 31, 2002.

   As an inducement for Veritas to enter into the Second Amendment Agreement:
(1) the Company has granted Veritas an overriding royalty interest on the Company's entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company has also agreed to an optional transfer fee on its previously proprietary and non-proprietary 3-D data, which in the aggregate totals approximately $3.1 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders have agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a

                          MILLER EXPLORATION COMPANY
private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004

   The Company's long-term debt consisted of the following as of December 31, 2002 and 2001 (in thousands):

                                                      2002  2001
                                                      ---- ------
               Bank One Credit Facility.............. $800 $3,000
               Veritas Note..........................   --  3,696
                                                      ---- ------
                  Total..............................  800  6,696
               Less current portion of long-term debt  800     --
                                                      ---- ------
                                                      $ -- $6,696
                                                      ==== ======

   The Company's credit facility has been extended to August 1, 2003. Based upon the Company's estimated oil and gas reserves at the end of 2002, the Company believes it will have sufficient oil and gas assets to support its borrowing base when the credit facility expires and, if necessary, the Company would plan to either amend, extend or replace the credit facility (with the same or alternative lender) before it expires. In the event the Company is unable to amend, extend or replace the credit facility, the Company believes it would be able to fulfill this obligation through the use of available cash flows; the identification of additional sources for debt or equity financings; or the sale of some or all of its oil and gas properties. However, these expectations are dependent on several internal and external factors. If these factors differ, from management's expectations, they could have a material adverse effect on the Company's ability to meet future financing obligations and cause the Company to curtail its exploration and development activities.

(6)  Capital Transactions and Common Stock Warrants

  Capital Transactions

   On July 11, 2000, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Guardian. Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable, for 156,250, 250,000 and 900,000 shares of the Company's Common Stock, respectively. Conversion of the note and exercise of the warrants were subject to stockholder approval, which was obtained at a stockholder meeting on December 7, 2000. Until the stockholders approved the conversion of the note, the Company accrued interest at an amount equal to the prime rate plus 10% per annum (or 19.5%). The accrual of interest was required under Emerging Issues Task Force ("EITF") 85-17 even though no interest was owed on this note since the stockholders approved the conversion of the note. Accordingly, the Company incurred approximately $0.4 million of interest expense on this convertible note during the year ended December 31, 2000.

   Under accounting pronouncements in effect at the date of the transaction, in determining the beneficial conversion feature of the Guardian convertible note, the Company was required to assume that the fair value of the Guardian transaction was the closing price of the Company's common stock on the commitment date (July 11, 2000) which was the date the agreements were signed ($15.60 per share) versus the value agreed to by both parties of $13.50 per share using various valuation methodologies. The difference between these values of $2.10 per share resulted in a non-cash charge to interest expense of $0.8 million on the date of stockholder approval of the note conversion. Also, the Company was required to use a value of $15.60 per share of Company Common Stock to allocate value to the warrants issued to Guardian. This also resulted in a non-cash charge to interest expense of $0.5 million, making a total of $1.3 million charge to interest expense related to valuation of

                          MILLER EXPLORATION COMPANY
the Guardian Transaction. These charges to interest expense are the result of using a prescribed fair value for our stock in accounting for these transactions which may not represent the actual value of the Guardian Transaction.

   On July 11, 2000, the Company also signed a letter agreement (the "Eagle Transaction") to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle, an affiliated entity controlled by C. E. Miller, the Chairman of the Company, in exchange for a total of 185,186 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 203,125 shares of common stock. Consummation of this transaction with Eagle was approved by the stockholders at a meeting on December 7, 2000.

   Also on July 11, 2000, the Company entered into a Subscription Agreement with ECCO Investments, LLC ("ECCO"), pursuant to which ECCO purchased 37,037 shares of the Company's common stock for an aggregate purchase price of $0.5 million or $13.50 per share.

  Common Stock Warrants

   At December 31, 2002, the Company has the following Common Stock Warrants outstanding:

                 Warrants       Exercise Price Expiration Date
                 --------       -------------- ---------------
                 60,050 shares.     $ 0.10        July 31, 2004
                 900,000 shares     $30.00     December 7, 2004

   Warrants issued for 375,000 shares with an exercise price of $25.00 per share expired on December 7, 2002 without being exercised.

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

                          MILLER EXPLORATION COMPANY

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

  Commodity Price Hedges

   The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and natural gas revenues during the period the hedge transactions occur. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the years ended December 31, 2002, 2001, and 2000, the Company hedged 59%, 54%, and 54% of its oil and gas production, respectively, and as of December 31, 2002, the Company had 0.3 Bcfe of open oil and natural gas contracts for the months of January 2003 through September 2003. If all of these open contracts had been settled as of December 31, 2002, the Company would have owed approximately $0.1 million.

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

   Certain financial derivative contracts used to hedge the price risk on future production qualify under the provisions of SFAS No. 133 as cash flow hedges. These contracts are required to be recognized at their fair value in the Consolidated Balance Sheet as an asset or liability. The fair value of remaining financial derivative contracts at December 31, 2002 is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in other comprehensive income (loss).

                          MILLER EXPLORATION COMPANY

(9)  Commitments and Contingencies

  Leasing Arrangements

   The Company leases its office building in Traverse City, Michigan from a related party. The lease term is for five years beginning in April 1998, and contains an annual 4% escalation clause. In 2002, the Company sub- leased approximately 1,400 square feet of its office space to an unrelated third party through March 2003. The Company is currently pursuing an extension of the Traverse City office lease. The Company has also leased office space in Houston, Texas; Jackson, Mississippi; and Columbia, Mississippi; as well as warehouse space in Columbia, Mississippi. The lease agreements in Houston and Jackson were signed by the Company in February 1998 and April 1998, respectively. Each lease has a five-year term. The lease for office and warehouse space in Columbia was signed in June 2001 for a one-year term. The Columbia office lease was allowed to expire on June 30, 2002, and the two employees have relocated to a smaller Company-owned office at the Company's Midway Dome Production Facility location. The Company has closed its Houston office and terminated all Houston office personnel. The Company intends to extend the Jackson office lease on a month-to-month basis. The staff in the Jackson office has been reduced to two employees.

   Future minimum lease payments required of the Company for years ending December 31, are as follows (in thousands):

                                 2003......  60
                                 Thereafter  --
                                            ---
                                            $60
                                            ===

   Total net rent expense under these lease arrangements was $276,156, $280,502, and $261,990 for the years ended December 31, 2002, 2001 and 2000 respectively.

  Employee Benefit Plan

   The Company has a qualified 401(k) savings plan (the "Plan") covering substantially all eligible employees. The Plan provides for discretionary matching contributions by the Company. Matching contributions have been made in the form of Company stock. Contributions charged against operations totaled $66,282, $74,139, and $50,650 for the years ended December 31, 2002, 2001, and
2000, respectively.

  Litigation

   On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as "K2"). The Company's lawsuit included certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging

                          MILLER EXPLORATION COMPANY
that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2's goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2's counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by their own negligence, conduct, bad faith or fault. The Company believes the K2 counterclaim is without merit and will continue to vigorously contest it. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to reaffirm the Company's 50% interest in the K2/Blackfeet IMDA covering 150,000 net Tribal mineral acres, over-turning a previous Tribal Business Council decision.

   On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The Bureau of Indian Affairs ("BIA") responded to the Company's request for arbitration by stating that it was the BIA's position that the Miller/Blackfeet IMDA was terminated. The Company filed an appeal brief with the Interior Department Appeals Division.

   On January 25, 2002, the Interior Department Appeals Division vacated the BIA's purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation) and to place the parties on a footing that will enable them to pursue a productive business relationship, the Company and the Blackfeet Tribal Business Council entered into the amended IMDA Agreement.

   The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company ("Energy Drilling"), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys' fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with interest and day-rate charges left undetermined. This ruling was appealed by the Company to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors' ("IADC") standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor's equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the judgment amount totaling approximately $780,000 was paid by the Company's insurance carrier.

   In August 2002, the Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling has filed an appeal of the Court of Appeals' decision, which remains unresolved. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees. The Company has filed an appeal of this ruling.

   The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of the blowout well referenced above. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality ("DEQ") approved plan, site remediation has been completed and periodic testing was being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July 2002, the Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held.

                          MILLER EXPLORATION COMPANY

   During the fourth quarter of 2002, several meetings were held with the plaintiff in an effort to resolve this matter. On January 10, 2003, a confidential settlement agreement was signed, which releases the Company from all liability from all present and future claims, subject to certain express reservations associated with this property. The settlement agreement requires that the Company pay the agreed to settlement amount by March 26, 2003 and complete the clean up of the property in accordance with a final Louisiana DNR Office of Conservation Compliance Order. The Company believes that all defense costs, settlement costs and final clean up costs will be covered by its general liability and well control insurance.

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

(10)  Stock-Based Compensation

   During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the "1997 Plan"). The 1997 Plan primarily is used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as "Incentive Awards." Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and other full-time employees of the Company and its subsidiaries. A maximum of 240,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the 1997 Plan.

   Upon consummation of the Offering in February 1998, a total of 57,735 stock options were granted by the Company to directors, corporate officers and other full-time employees of the Company, and 10,950 shares of restricted stock were granted to certain employees. Also in February 1998, the Company made a one-time grant of an aggregate of 27,250 stock options to certain officers pursuant to the terms of stock option agreements entered into between the Company and the officers.

   The restricted stock vested at cumulative increments of one-half of the total number of restricted shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. Because the shares of restricted stock were subject to the risk of forfeiture during the vesting period, compensation expense was recognized over the two-year vesting period as the risk of forfeiture passed. In February 2000 and 1999, 4,350 and 6,600 shares, respectively, of restricted stock either vested or was forfeited, and the Company recognized compensation expense of approximately $0.1 million and $0.2 million, respectively, in each of those years.

   During 2002, 2001 and 2000, total incentive stock options of 1,200, 55,200, and 47,350, respectively, were issued to outside directors and employees under the 1997 Plan. All of the stock options issued over the past three years have been granted at or above the closing market prices on the date of grant so no compensation cost has been recognized for these stock options.

   On January 1, 2000, the Company granted 191,500 stock options to certain employees with an exercise price of $0.10 per share. The options shall vest and be exercisable when the normal trading average of the stock on the market remains above the designated values for a period of five consecutive trading days as follows:

              Five-Day Daily Average
                      Target                Percentage Vested
              ----------------------        -----------------
                      $20.00                       40%
                      $27.50                       30%
                      $35.00                       30%

                          MILLER EXPLORATION COMPANY

(10)  Stock-Based Compensation (Continued)

   When it is probable that the five-day stock price target will be attained (the "measurement date"), the Company will recognize compensation expense for the differences between the quoted market price of the stock at this measurement date less the $0.10 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2003, so no compensation expense has been recorded yet for these options.

   On October 31, 2000, the Company granted 250,000 stock options to employees with an exercise price of $16.25 per share (the closing market price on the date of grant). The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

   On April 6, 2001, the Company granted 19,000 stock options to the Chief Executive Officer of the Company. Of those options, 10,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 9,000 stock options were issued under the same terms as those issued on October 31, 2000.

   On November 12, 2001, the Company granted 337,000 stock options to employees with an exercise price of $12.50 per share. The right to exercise the options shall vest at a rate of one-fifth per year beginning on the first anniversary of the grant date.

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

   The status of the restricted stock and stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

                                       Restricted Stock      Options
                                       ---------------- -----------------
                                                                  Average
                                          Number of      Number    Grant
                                            Shares      of Shares  Price
                                       ---------------- --------- -------
      Outstanding at December 31, 1999       4,350        77,475  $78.90
         Granted......................          --        47,350    9.60
         Exercised....................      (4,350)           --      --
         Forfeited....................          --        (8,600) $53.60
                                            ------       -------  ------
      Outstanding at December 31, 2000          --       116,225  $52.40
         Granted......................          --        55,200   10.80
         Exercised....................          --            --      --
         Forfeited....................          --        (4,900) $54.50
                                            ------       -------  ------
      Outstanding at December 31, 2001          --       166,525  $38.60
         Granted......................          --         1,200    3.80
         Exercised....................          --            --      --
         Forfeited....................          --       (34,975) $29.13
                                            ------       -------  ------
      Outstanding at December 31, 2002          --       132,750  $40.72
                                            ======       =======  ======

                          MILLER EXPLORATION COMPANY

(10)  Stock-Based Compensation (Continued)

   The average fair value of shares granted during 2002, 2001 and 2000 was $2.11, $7.42 and $9.50, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

             Assumption                2002      2001      2000
             ----------              --------  --------  --------
             Dividend Yield.........        0%        0%        0%
             Risk-free interest rate    3.875%      4.5%      5.0%
             Expected Life.......... 10 years  10 years  10 years
             Expected volatility....     37.9%     38.1%     33.5%

   The following table summarizes certain information for the options outstanding at December 31, 2002:

                                 Options Outstanding              Options Exercisable
                      ----------------------------------------- -----------------------
                              Weighted Average Weighted Average        Weighted Average
Range of Grant Prices Shares   Remaining Life    Grant Price    Shares   Grant Price
--------------------- ------- ---------------- ---------------- ------ ----------------
  $0.10 to $16.25....  74,425    8.0 years          $10.36      16,260      $14.92
  $21.88 to $77.50...   2,800    5.7 years          $53.97       1,920      $56.91
  $80.00 to $101.25..  55,525    5.1 years          $80.75      44,420      $80.75
                      -------                                   ------
     Total........... 132,750                                   62,600
                      =======                                   ======

   The Company's pro forma net loss and earnings (loss) per share of common stock had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

                                                 As Reported                Pro Forma
                                          ------------------------  -------------------------
                                           2002     2001     2000    2002     2001      2000
                                          ------  --------  ------  ------  --------  -------
Net Loss................................. $ (358) $(16,392) $ (977) $ (952) $(16,817) $(1,385)
Earnings (loss) per share of Common Stock
   Basic................................. $(0.18) $  (8.43) $(0.73) $(0.48) $  (8.65) $ (1.04)
   Diluted............................... $(0.18) $  (8.43) $(0.73) $(0.48) $  (8.65) $ (1.04)

   The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

(11)  Related Party Transactions

   In July 1996, Miller Oil Corporation (predecessor to the Company) sold the building it occupies to C. E. Miller (Chairman of the Company's Board) and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement. The lease was renegotiated in 1998 for a five-year term to increase the square footage being leased. (See Note 9). A gain on the sale of the property of approximately $160,000 was realized. This gain was deferred and is being amortized in proportion to the gross rental charges under the operating lease.

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

                          MILLER EXPLORATION COMPANY

(11)  Related Party Transactions (Continued)

   On February 27, 2001, the Board of Directors (including the disinterested directors) unanimously passed a resolution approving the sale of certain working interests to and the participation of certain affiliates of the Company (Guardian Energy Management Corp., Guardian Energy Exploration Corp., Robert Boeve, and Eagle Investments, Inc.) or entities controlled by these affiliates in joint exploration agreements for the development of the Illinois Basin project and four Mississippi prospects. The terms offered under the joint exploration agreements were substantially the same as those offered to third parties on an arms-length basis. The terms included reimbursement to the Company of certain lease acquisition and geological and geophysical expenses incurred to date at the proportional interests acquired and certain rights to the Company involving back-in after payout provisions ranging from 30% to 35% on the Mississippi prospects. All development costs will be shared by the Company and the participants on the basis of their proportional working interests.

   In May 2001, the Company contracted a broker to sell the Company's right, title and interest in certain leases located in Michigan. The broker sold the leases to a third party, which in turn subsequently sold the leases to a group in which a member of the Company's Board of Directors had a 30% beneficial ownership. The Company believes that the purchase price was representative of the fair market value of these leases and that the terms were consistent with those available to unrelated parties.

   In the normal course of business, the Company from time to time will sell an interest in a prospect to related parties or certain of their affiliates. The terms of these sales are consistent with those available to unrelated parties.

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

(13)  Non-Cash Activities

   In December 2000, the Company issued 148,149 shares of common stock and 203,125 warrants to Eagle in exchange for certain non-producing oil and gas properties valued for financial reporting purposes at $2.6 million, as more fully described in Note 6. Also, the Company recorded $1.7 million of non-cash interest expense relating to the Guardian Convertible Promissory Note and the issuance of common stock warrants to Guardian, as more fully described in Note 6.

   The Company issued 24,350, 10,630, and 16,297 shares of common stock to its directors during the years ended December 31, 2002, 2001 and 2000, respectively as compensation as provided for under the Equity Compensation Plan for Non-employee Directors. The Company issued 19,925, 7,021 and 4,954 shares of common stock to the Company's 401(k) Savings Plan during the years ended December 31, 2002, 2001 and 2000, respectively, representing the Company's matching contribution to the Plan.

                          MILLER EXPLORATION COMPANY

(14)  Significant Customers

   Revenues from certain customers accounted for more than 10% of total crude oil and natural gas sales as follows:

                                                      For the Year Ended
                                                       December 31,
                                                      -----------------
                                                      2002   2001  2000
                                                      ----   ----  ----
            BP Energy Company........................  24%    --    --
            EOTT Energy Partners, L.P................  21%    15%   16%
            Aquila, Inc..............................  19%    18%   11%
            Duke Energy Trading and Marketing, L.L.C.  10%    25%   45%
            Mirant Americas Energy Marketing, L.P....  --     29%   --
            Southern Co. Energy Marketing, L.P.......  --     16%   --
            Reliant Energy Entex.....................  --     --    19%

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

   The following estimates of proved reserves and future net cash flows as of December 31, 2002, 2001, and 2000 have been prepared by Miller and Lents, Ltd., independent petroleum engineers. All of the Company's reserves are located in the United States.

                          MILLER EXPLORATION COMPANY

(15)  Supplemental Financial Information on Oil and Gas Exploration,
Development and Production       Activities (Unaudited) (Continued)

  Estimated Quantities of Proved Oil and Gas Reserves

   The following table sets forth the Company's net proved and proved developed reserves at December 31 for each of the three years in the period ended December 31, 2002, and the changes in the net proved reserves for each of the three years in the period then ended as estimated by petroleum engineers for the respective periods as described in the preceding paragraph:

                                                         Total
                                                 --------------------
                                                 Oil (MBbl) Gas (MMcf)
                                                 ---------- ----------
         Estimated Proved Reserves
            December 31, 1999...................    488.4    14,957.2
                                                   ------    --------
                Extensions and discoveries......    418.8       694.1
                Revisions and other changes.....   (342.4)    1,228.0
                Production......................   (205.3)   (5,762.0)
                Sale of reserves................    (30.0)     (605.5)
                                                   ------    --------
            December 31, 2000...................    329.5    10,511.8
                                                   ------    --------
                Extensions and discoveries......    302.4       967.1
                Revisions and other changes.....    129.0      (680.3)
                Production......................   (159.6)   (3,473.2)
                Sale of reserves................       --          --
                                                   ------    --------
            December 31, 2001...................    601.3     7,325.4
                                                   ------    --------
                Extensions and discoveries......     51.2        27.3
                Revisions and other changes.....     25.4       361.7
                Production......................   (139.2)   (2,189.7)
                Sales of reserves...............   (240.7)     (515.7)
                                                   ------    --------
            December 31, 2002...................    298.0     5,009.0
                                                   ======    ========
         Estimated Proved Developed Reserves
            December 31, 2000...................    301.8    10,511.7
                                                   ======    ========
            December 31, 2001...................    586.8     7,325.4
                                                   ======    ========
            December 31, 2002...................    228.1     5,009.0
                                                   ======    ========

   The following table summarizes the average year-end prices (net of basis adjustments) used to estimate reserves in accordance with SEC guidelines.

                                          2002   2001   2000
                                         ------ ------ ------
                   Natural gas (per mcf) $ 4.88 $ 2.55 $ 9.55
                   Oil (per barrel)..... $27.50 $16.72 $23.36

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

   The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company's crude oil and natural gas reserves at December 31, 2002, 2001 and 2000:

                                                           2002     2001     2000
                                                         -------  -------  --------
                                                               (In thousands)
Future revenues(1)...................................... $32,637  $28,731  $108,088
Future production costs(2)..............................  (8,606)  (7,794)  (16,412)
Future development costs(2).............................    (347)    (523)     (502)
                                                         -------  -------  --------
Future net cash flows...................................  23,684   20,414    91,174
Discount to present value at 10% annual rate............  (4,634)  (3,957)  (16,265)
                                                         -------  -------  --------
Present value of future net revenues before income taxes  19,049   16,457    74,909
Future income taxes discounted at 10% annual rate(3)....      --       --    (8,235)
                                                         -------  -------  --------
Standardized measure of discounted future net cash flows $19,049  $16,457  $ 66,674
                                                         =======  =======  ========

--------
(1) Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.
(2) Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.
(3) The 2002 and 2001 balance is not reduced by income taxes due to the tax basis of the properties and net operating loss and depletion carryforwards.

                          MILLER EXPLORATION COMPANY

(15)  Supplemental Financial Information on Oil and Gas Exploration,
Development and Production       Activities (Unaudited) (Continued)

  Changes in Standardized Measure of Discounted Future Net Cash Flows

   The following table sets forth the changes in the Standardized Measure of Discounted Future Net Cash Flows at December 31, 2002, 2001 and 2000:

                                                 2002     2001      2000
                                               -------  --------  --------
                                                      (In thousands)
     New discoveries.......................... $   886  $  4,318  $  5,561
     Sales of reserves in place...............  (2,731)       --      (776)
     Revisions to reserves....................   1,415    (3,483)   (5,073)
     Sales, net of production costs...........  (8,408)  (14,855)  (23,015)
     Changes in prices........................  19,009   (61,067)   91,684
     Accretion of discount....................   1,646     7,491     2,872
     Income taxes.............................      --     8,235    (8,235)
     Changes in timing of production and other  (9,224)    9,144   (25,064)
                                               -------  --------  --------
     Net change during the year............... $ 2,593  $(50,217) $ 37,954
                                               =======  ========  ========

  Capitalized Cost Related to Oil and Gas Producing Activities

   The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 2002 and 2001:

                                                              2002       2001
                                                           ---------  ---------
                                                              (In thousands)
Proved properties......................................... $ 155,189  $ 146,649
Unproved properties.......................................     2,375     11,244
                                                           ---------  ---------
                                                             157,564    157,893
Less--Accumulated depreciation, depletion and amortization  (138,826)  (124,618)
                                                           ---------  ---------
                                                           $  18,738  $  33,275
                                                           =========  =========

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

                          MILLER EXPLORATION COMPANY

(15)  Supplemental Financial Information on Oil and Gas Exploration,
Development and Production       Activities (Unaudited) (Continued)

   The following table sets forth costs incurred related to the Company's oil and gas activities for the years ended December 31:

                                            2002   2001   2000
                                           ------ ------ -------
                                              (In thousands)
                Property acquisition costs $  863 $1,310 $ 4,323
                Exploration costs.........    996  1,057   1,928
                Development costs.........  1,559  7,605   4,965
                                           ------ ------ -------
                   Total(1)............... $3,418 $9,972 $11,216
                                           ====== ====== =======

--------
(1) Includes $2,624 in 2000 of non-cash, non-producing properties acquired from Eagle as more fully described in Note 6.

  Results of Operations From Oil and Gas Producing Activities

   The following table sets forth the Company's results of operations from oil and gas producing activities for the years ended December 31, 2002, 2001 and 2000. The results of operations below do not include general and administrative expenses, income taxes and interest expense.

                                                      2002     2001     2000
                                                    -------  --------  -------
                                                          (In thousands)
  Operating Revenues:
     Natural gas................................... $ 7,182  $ 14,304  $20,745
     Crude oil and condensate......................   2,937     3,495    5,300
                                                    -------  --------  -------
         Total operating revenues..................  10,119    17,799   26,045
                                                    -------  --------  -------
  Operating expenses:
     Lease operating expenses and production taxes. $ 1,711  $  2,944  $ 3,030
     Depreciation, depletion and amortization......   7,458    13,431   17,457
     Cost ceiling writedown........................   7,000    15,500       --
                                                    -------  --------  -------
         Total operating expenses..................  16,169    31,875   20,487
                                                    -------  --------  -------
  Results of operations............................ $(6,050) $(14,076) $ 5,558
                                                    =======  ========  =======

                          MILLER EXPLORATION COMPANY

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                   Unaudited Quarterly Financial Information

                                              Quarter Ended
                                   ----------------------------------
                                   March 31   June 30  Sept. 30 Dec. 31
                                   --------   -------  -------- -------
                                   (In thousands, except per share data)
          2002
          Total Operating Revenues  $1,836    $ 2,941  $ 2,086  $ 3,417
          Operating Income (Loss).    (449)    (7,473)    (143)     163
          Net Income (Loss).......    (425)    (2,156)    (288)   2,511
          Earnings per share:
             Basic................   (0.22)     (1.09)   (0.14)    1.27
             Diluted..............   (0.22)     (1.09)   (0.14)    1.27
          2001
          Total Operating Revenues  $6,589    $ 4,782  $ 3,555  $ 3,142
          Operating Income (Loss).     902     (7,581)  (1,276)  (7,712)
          Net Income (Loss).......     396     (7,743)  (1,341)  (7,704)
          Earnings per share:
             Basic................    0.20      (3.98)   (0.69)   (3.96)
             Diluted..............    0.20      (3.98)   (0.69)   (3.96)
          2000
          Total Operating Revenues  $5,723    $ 6,469  $ 7,037  $ 7,338
          Operating Income........     185        864    1,405    1,529
          Net Income (Loss).......    (438)        30      245     (814)
          Earnings per share:
             Basic................   (0.34)      0.02     0.19    (0.55)
             Diluted..............   (0.34)      0.02     0.14    (0.55)

   In the opinion of the Company, the preceding quarterly information includes all necessary adjustments necessary for a fair statement of the results of operations for such periods. Earnings per share for each quarter are calculated based upon the weighted average number of shares outstanding during each quarter. As a result, adding the earnings per share for each quarter of a year may not equal annual earnings per share due to changes in shares outstanding throughout the year.

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

    3.2     Certificate of Amendment to the Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002.

    3.3     Bylaws of the Registrant. Previously filed as an exhibit to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998, and here incorporated by reference.

    4.1     Certificate of Incorporation. See Exhibit 3.1.

    4.2     Bylaws. See Exhibit 3.3.

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

Exhibit No.                                            Description
-----------                                            -----------

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

  10.1(b)   Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated February 25, 2000.*

  10.1(c)   Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated March 20, 2001.*

  10.1(d)   Amended and Restated Stock Option and Restricted Stock Plan of 1997 dated March 18, 2002.*

  10.2(a)   Form of Stock Option Agreement.* Previously filed as an exhibit to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

  10.2(b)   Form of Restricted Stock Agreement.* Previously filed as an exhibit to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997, and here incorporated by reference.

     10.3   Form of Director and Officer Indemnity Agreement. Previously filed as an exhibit to the
              Company's Registration Statement on Form S-1 (333-40383), and here incorporated by reference.*

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

    10.10   Agreement between Eagle Investments, Inc. and Miller Oil Corporation, dated April 1, 1999.
              Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

    10.11   $4,696,040.60 Note between Miller Exploration Company and Veritas DGC Land, Inc., dated
              April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

Exhibit No.                                           Description
-----------                                           -----------

   10.12    Warrant between Miller Exploration Company and Veritas DGC Land, Inc., dated April 14, 1999.
              Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

   10.13    Registration Rights Agreement between Miller Exploration Company and Veritas DGC Land,
              Inc., dated April 14, 1999. Previously filed as an exhibit to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1998, and here incorporated by reference.

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

   10.16    Agreement between Eagle Investments, Inc. and Miller Exploration Company, dated May 27,
              1999. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1999, and here incorporated by reference.

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

   10.19(a) Form of Equity Compensation Plan for Non-Employee Directors Agreement dated December 7,
              1998. Previously filed as an exhibit to the Company's Proxy Statement on Schedule 14A dated
              May 13, 1999, and here incorporated by reference.

   10.19(b) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated
              February 25, 2000. Previously filed as an exhibit to the Company's Proxy Statement on
              Schedule 14A dated April 25, 2000, and here incorporated by reference.

   10.19(c) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated March 20,
              2001.

   10.19(d) Amended and Restated Equity Compensation Plan for Non-Employee Directors dated March 18,
              2002.

   10.20    Form of Employment Agreement for Lew P. Murray dated February 9, 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
              2000, and here incorporated by reference.

   10.21    Form of Employment Agreement for Michael L. Calhoun dated February 9, 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and here incorporated by reference.

   10.22    Securities Purchase Agreement between Miller Exploration Company and Guardian Energy
              Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current
              Report on Form 8-K filed on July 25, 2000.

   10.23    Promissory Note between Miller Exploration Company and Guardian Energy Management Corp.
              dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on
              Form 8-K filed on July 25, 2000.

   10.24    Registration Rights Agreement between Miller Exploration Company and Guardian Energy
              Management Corp. dated July 11, 2000. Previously filed as an exhibit to the Company's Current
              Report on Form 8-K filed on July 25, 2000.

Exhibit No.                                          Description
-----------                                          -----------

   10.25    Form of Subscription Agreement between Miller Exploration Company and ECCO Investments,
              LLC dated July 11, 2000. Previously filed as an exhibit to the Company's Current Report on
              Form 8-K filed on July 25, 2000.

   10.26    Form of Letter Agreement between Miller Exploration Company and Eagle Investments, Inc.
              dated July 12, 2000. Previously filed as an exhibit to the Company's Current Report on
              Form 8-K filed on July 25, 2000.

   10.27    Amended and Restated Credit Agreement between Miller Exploration Company and the
              Subsidiaries of the Company and Bank One, Texas, N.A., dated July 18, 2000. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

   10.28    Second Amendment to Promissory Note, Warrant and Registration Rights Agreement dated
              June 28, 2002, between Veritas DGC Land, Inc. and Miller Exploration Company. Previously
              filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002.

   10.29    Exploration and Development Agreement dated June 17, 1998, between K2 America Corporation,
              K2Energy Corporation, and Miller Exploration Company.

   10.30(a) Oil and Gas Exploration and Development Agreement dated February 19, 1999, between the
              Blackfeet Tribal Business Council of the Blackfeet Indian Tribe of the Blackfeet Indian
              Reservation and Miller Exploration Company.

   10.30(b) Amended Oil and Gas Exploration Agreement dated June 3, 2002, between the Blackfeet Business
              Council of the Blackfeet Indian Tribe of the Blackfeet Indian Reservation.

    11.1    Computation of Earnings per Share.

    21.1    Subsidiaries of the Registrant. Previously filed as an exhibit to the Company's Registration
              Statement on Form S-1 (333-40383), and here incorporated by reference.

    23.1    Consent of Miller and Lents, Ltd.

    23.2    Consent of Plante & Moran, PLLC

    24.1    Limited Power of Attorney.

--------
*  Management contract or compensatory plan or arrangement.