Form 10-K/A
period 2002-12-31
MILLER EXPLORATION CO
filed 2003-04-29
CIK 1048740

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of          Identification No.)
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

   Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 17, 2003: 2,061,253

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 28, 2002: $3,296,271.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

================================================================================

   This Amendment No. 1 to the Annual Report on Form 10-K of Miller Exploration Company (the "Company") amends and restates in its entirety Part III of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 24, 2003 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

                       DIRECTORS AND EXECUTIVE OFFICERS

   Biographical information as of March 31, 2003, is presented below for each person who is either a director or executive officer of the Company.

Directors

   Robert M. Boeve (age 46) has served as director of the Company since July 13, 2000. Mr. Boeve is CEO and Manager of Jordan Exploration Company, LLC, an oil and gas exploration and production company located in Traverse City, Michigan and has served in this capacity since 1996. Mr. Boeve received a B.A. degree from Hope College in 1979 and an MBA in Finance from the University of Minnesota in 1987. He has held various positions in the oil and gas industry, and is currently serving as an executive officer, director and shareholder of several oil and gas investment companies and agricultural limited liability companies. Mr. Boeve is actively involved in various oil and gas industry associations and community organizations.

   Richard J. Burgess (age 72) has served as a director of the Company since January 12, 1999. Mr. Burgess served as President and CEO of NOMECO before retiring in 1994. NOMECO later became CMS Oil and Gas Company which is a wholly owned subsidiary of CMS Energy Corporation (NYSE). Mr. Burgess received a B.S. degree (honors) in Geology from the University of Manitoba and has held various positions in the oil and gas industry since 1954. Mr. Burgess currently serves on the Board of Directors of Michigan Oil and Gas Association and ROC Oil Company and is a former director of Seagull Energy, Command Petroleum and Sydney Oil Company. Mr. Burgess has been involved, in various capacities, with American Association of Petroleum Geologists, Independent Petroleum Association of America, Ontario Petroleum Institute and Potential Gas Committee.

   Paul A. Halpern (age 49) has served as director of the Company since July 13, 2000. Mr. Halpern is Vice President of Operations for Guardian Energy Management Corp., an oil and gas exploration and production company which is a subsidiary of Guardian Industries Corp., a glass manufacturing corporation located in Auburn Hills, Michigan. He has served in this capacity since 1990. Mr. Halpern has also served as Associate Tax Counsel for Guardian Industries Corp. since 1988. Mr. Halpern received a Bachelor of Business Administration in 1974 from Drexel University. Additionally, Mr. Halpern received a Juris Doctorate degree in 1977 from Temple University. Mr. Halpern presently serves as executive officer, director and shareholder of several oil and gas investment and exploration limited liability companies.

   C.E. "Gene" Miller (age 73) has served as the Chairman of the Board and a director of the Company since its founding in 1997 and of MOC since its founding in 1986. Since 1982, Mr. Miller has served as President, Secretary and Treasurer of Eagle Investments, Inc. ("Eagle"), an oil and gas investment company affiliated with the Company, and since 1990 has served as President, Secretary and Treasurer of Eagle International, Inc.

("Eagle International"), an international oil and gas development company also affiliated with the Company. Mr. Miller has been involved in the domestic oil and gas industry for over 35 years, primarily in Michigan and Texas. Mr. Miller is a past president of the Michigan Oil and Gas Association and also served as a director of that organization. Mr. Miller previously served as a vice president and director and on the Executive Committee of the Independent Petroleum Association of America, and as a director of the National Stripper Well Association. In addition, Mr. Miller has been involved in a number of civic activities and is a member of several boards of directors. Mr. Miller is the father of Kelly E. Miller, the Company's President and Chief Executive Officer.

   Kelly E. Miller (age 48) has served as the President, Chief Executive Officer and a director of the Company since its founding in 1997 and as President and a director of MOC, since MOC's founding in 1986. Mr. Miller has served as a Vice President of Eagle from 1982-2000. Mr. Miller serves on the Board of Governors of the Independent Petroleum Association of America and the Boards of Directors of the Michigan Oil and Gas Association and Republic Bancorp, Inc. (NASDAQ). Mr. Miller has been involved in the oil and gas industry since 1978, focusing his efforts in the areas of strategic planning, prospect development, acquisition and administration. Mr. Miller received a B.S. degree with a major in Petroleum Geology and a B.B.A. degree with a major in Petroleum Land Management from the University of Oklahoma. Mr. Miller also completed the Owner/President Management Program (OPM) through the Harvard University Graduate School of Business. Mr. Miller is a Certified Petroleum Geologist with the American Association of Petroleum Geologists, an international geological organization. Mr. Miller is the son of C.E. "Gene" Miller, the Company's Chairman of the Board.

Executive Officers

   Deanna L. Cannon (age 42) has served as Chief Financial Officer since November 2001 and Vice President--Finance and Corporate Secretary of the Company since June 1999. Prior to that she served as Assistant Vice President--Finance from May 1998 to June 1999. She has served as director of MOC since May 2001. Previously Ms. Cannon was employed in public accounting for 16 years, initially for Arthur Andersen & Co. in Jacksonville, Florida and later for Plante & Moran, LLP in Traverse City, Michigan. Ms. Cannon holds a B.S. degree in accounting from Ferris State University and also is a Certified Public Accountant. She is a member of the Michigan Oil and Gas Association, American Institute of Certified Public Accountants and Michigan Association of Certified Public Accountants.

   Lew P. Murray (age 47) has served as Vice President--Exploration of the Company since its founding in 1997, and he served in the same capacity for MOC from January 1996 until the Company was founded. Mr. Murray holds a B.S. degree with a major in Geology from the University of Oklahoma. Mr. Murray is a Certified Petroleum Geologist with the American Association of Petroleum Geologists. Mr. Murray served as Exploration Manager of MOC from 1992 until 1996 and has been involved in the exploration program of MOC and its affiliates since 1981. Mr. Murray's primary responsibilities involve the review and recommendations of all prospects.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of the outstanding shares of Common Stock, to file reports of ownership and changes in ownership of shares of Common Stock with the Securities and Exchange Commission. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based on its review of the copies of such reports received by it, or written representations from certain reporting persons, the Company believes that its officers, directors and 10% beneficial owners complied with all applicable filing requirements during the Company's last fiscal year.

Item 11.  Executive Compensation.

                          COMPENSATION OF EXECUTIVES

   The following Summary Compensation Table shows certain information concerning the compensation earned during the fiscal years ended December 31, 2002, 2001, and 2000, by the Chief Executive Officer of the Company and each executive officer who earned in excess of $100,000 and who served in positions other than Chief Executive Officer at the end of the last completed fiscal year. The table does not include perquisites and other personal benefits for individuals for whom the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of combined salary and bonus for the named executive officers in 2002.

                          SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                          Compensation
                                 Annual Compensation         Awards
                                --------------------- ---------------------
                                                                 Securities
                                                      Restricted Underlying
                                      Salary   Bonus    Stock     Options/     All Other
Name and Principal Position     Year  ($)(1)    ($)   Awards ($)  SAR's(3)  Compensation(2)
---------------------------     ---- -------- ------- ---------- ---------- ---------------
Kelly E. Miller................ 2002 $197,500 $     0     --            0       $11,382
  President and Chief Executive 2001  220,000  76,000     --       27,500        11,190
  Officer                       2000  150,000       0     --            0        10,919

Deanna L. Cannon............... 2002 $102,125 $     0     --            0       $11,113
  Chief Financial Officer       2001  100,000   5,600     --        3,000        11,035
                                2000   90,000   8,500     --        4,700        10,624

Lew P. Murray.................. 2002 $119,970 $     0     --            0       $ 1,730
  Vice President--Exploration   2001  114,240   7,500     --        3,600         1,671
                                2000  114,240  11,000     --       10,500         6,341

--------
(1) The salary listed in this column for 2002 represents the salary paid for the year. The executive officers' salaries were reduced on July 1, 2002 as follows: Mr. Miller's salary decreased from $245,000 to $150,000, Ms. Cannon's salary from $107,500 to $96,750, and Mr. Murray's from $125,700 to $114,240.
(2) Compensation listed in this column for 2002 consists of the following payments made by the Company (i) for contributions of Company Common Stock to the Company's 401(k) Savings Plan on behalf of the individuals listed as follows: $10,750 for Mr. Miller and $10,634 for Ms. Cannon; (ii) for travel accident insurance policies as follows: $125 for Mr. Miller, $125 for Ms. Cannon, and $125 for Mr. Murray; and (iii) for premiums on life insurance policies as follows: $571 for Mr. Murray. No contribution to the Company's 401(k) Savings Plan was made on behalf of Mr. Murray or payment of insurance premiums on behalf of Mr. Miller or Ms. Cannon.
(3) Amounts have been adjusted for reverse stock split effective October 11, 2002.

401(k) Savings Plan

   In connection with its formation and initial public offering, the Company adopted MOC's 401(k) Savings Plan (the "Savings Plan"). The Savings Plan is available to all full-time employees upon commencement of their employment and provides for discretionary matching contributions by the Company. The funds in the Savings Plan are invested in equity and bond funds at the election of the participant. The Company-paid matching contributions under the Savings Plan are made in the form of Common Stock and vest at a rate of 20% per year, beginning after three years of service. The number of shares contributed is based on the market price of Common Stock at the date of contribution. The Savings Plan balances that have vested generally are paid at an employee's termination of employment or retirement.

Life Insurance Program

   The Company provides, at its sole cost, life insurance in the face amount of $150,000 on the life of Mr. Murray, who is entitled to designate the beneficiary of the insurance proceeds. During 2002, the Company paid $571 in premiums for Mr. Murray's policy.

Travel Insurance Program

   The Company provides to each of Messrs. Miller and Murray, and Ms. Cannon travel accident insurance in the face amount of $100,000, at no cost. The insurance covers accidental death and disability in the course of business or personal travel anywhere in the world. Each covered person is entitled to designate the beneficiary of the insurance proceeds. During 2002, the Company paid $125 in premiums for each of the policies.

                       OPTION GRANTS IN LAST FISCAL YEAR

   No stock options or stock appreciation rights were granted during the fiscal year ended December 31, 2002 to the Named Executive Officers.

   The following table provides information about options to purchase our common stock held by the Named Executive Officers as of December 31, 2002. No options were exercised by these persons during 2002. No stock appreciation rights have been granted.

                AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                       Number of Securities Underlying   Value of Unexercised
                        Unexercised Options at           In-the-Money Options
                          Fiscal Year-End(1)                Fiscal Year-End
                       ------------------------------- -------------------------
      Name             Exercisable    Unexercisable    Exercisable Unexercisable
      ----             -----------    -------------    ----------- -------------
      Kelly E. Miller.   31,700          28,800            $0           $0
      Lew P. Murray...   10,520          13,580            $0           $0
      Deanna L. Cannon    3,200           6,000            $0           $0

--------
(1) Amounts have been adjusted to reflect the 1-for-10 reverse stock split effective October 11, 2002.

                           COMPENSATION OF DIRECTORS

   The Board of Directors has adopted the Equity Compensation Plan for Non-Employee Directors. This plan, as amended, allows up to 50% of the annual Directors' Fees to be paid in cash with the remaining fees paid in shares of the Company's Common Stock for fees earned by non-employee directors for their service to the Company.

   Directors who are not employees of the Company receive a $15,000 annual retainer fee plus $1,000 for attendance at each regular meeting of the Board of Directors and $500 for attendance at each committee meeting, (committee chairmen receive $750). Directors who also are employees of the Company receive no annual retainer and are not compensated for attendance at Board or committee meetings. The Company also reimburses directors for expenses associated with attending Board and committee meetings, and pays a daily per diem rate of

$1,000 for director attendance at business meetings at the Company's request. For the year 2002, the Board of Directors elected to reduce their overall director fees including the annual retainer plus Board and Committee meeting fees by twenty percent.

   Any person who becomes a non-employee director automatically has been granted, on the date of his or her election, an option to purchase 1,000 shares of Common Stock. In addition, on the first business day following the date on which each annual meeting of the Company's stockholders is held, each non-employee director then serving was automatically granted an option to purchase 300 shares of Common Stock. Each option granted to non-employee directors (i) has a 10-year term, (ii) has an exercise price per share equal to the fair market value of a Common Stock share on the date of grant and (iii) will become exercisable in cumulative annual increments of one-fifth of the total number of shares of Common Stock subject thereto, beginning on the first anniversary of the date of grant. These options were proportionately adjusted for the reverse stock split affected by the Company on October 11, 2002. On March 17, 2003, the Board of Director's elected to discontinue the granting of options to new directors and the granting annually of options to existing directors.

               EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT
                      AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements

   Currently, the Company does not have employment agreements with any officers or employees.

Indemnity Agreements

   The Company has entered into indemnity agreements with Messrs. Miller and Murray, and Ms. Cannon and with each director of the Company (collectively, the "Executives"). The indemnity agreements indemnify each Executive against all expenses incurred in connection with any action or investigation involving each Executive by reason of his or her position with the Company (or with another entity at the Company's request). The Executives also will be indemnified for costs, including judgments, fines and penalties, indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers the Executives. An Executive involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in every instance on the Executive meeting the standards of conduct set forth in the indemnity agreements. If a potential change in control occurs, the Company will fund a trust to satisfy its anticipated indemnification obligations.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, where one of such other entity's executive officers served on the compensation committee of the Company. No executive officer of the Company served as a director of another entity, where one of such other entity's executive officers served on the compensation committee of the Company. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, where one of such other entity's executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   To the Company's knowledge, set forth below is certain information, as of March 31, 2003, regarding ownership of Common Stock by (i) each person who beneficially owns more than 5% of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                          Amount and Nature of Beneficial
                                                            Ownership of Common Stock(1)
                                                        ------------------------------------
                                                        Sole Voting   Shared
                                                            and      Voting or     Total
                                                        Dispositive Dispositive  Beneficial  Percent
Name and Address of Beneficial Owner(2)                  Power(3)    Power(3)   Ownership(3) of Class
---------------------------------------                 ----------- ----------- ------------ --------
Kelly E. Miller(5).....................................    266,897    127,580      394,477     18.8%
Debra A. Miller Trust(6)...............................    127,550    180,575      308,125     14.9%
Kellie K. Miller Trust(7)..............................    127,551    106,627      234,178     11.3%
David A. Miller(8).....................................    106,177    128,001      234,178     11.3%
Daniel R. Miller.......................................    109,738        450      110,188      5.3%
Robert M. Boeve(9).....................................    235,763          0      235,763      1.9%
Paul A. Halpern(10)....................................     32,735          0       32,735      1.6%
Richard J. Burgess.....................................     18,765          0       18,765        *
C.E. Miller............................................     14,888          0       14,888        *
Lew P. Murray(11)......................................     13,110          0       13,110        *
Deanna L. Cannon.......................................      4,000          0        4,000        *
Guardian Energy Management Corp.(12)...................  1,024,916          0    1,024,916     18.0%
   2300 Harmon Road
   Auburn Hills, MI 48326
SFS, Inc...............................................    102,511          0      102,511      5.0%
   186 Wood Avenue
   South Iselin, NJ 08830
Executive Officers and Directors as a group (7 persons)    586,158    127,580      713,738     25.1%

--------
*  Less than 1%.
(1) The number of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.
(2) The address of each reporting person, unless otherwise noted, is 3104 Logan Valley Road, Traverse City, Michigan 49684.
(3) Excludes the following shares that may be acquired through the exercise of stock options granted under the "1997 Stock Plan" which are exercisable after June 15, 2003:

                      Name               Number of Options
                      ----               -----------------
                      C. E. Miller......         600
                      Richard J. Burgess         800
                      Paul A. Halpern...       1,020
                      Robert M. Boeve...       1,020
                      Kelly E. Miller...      20,450
                      Lew P. Murray.....      11,580
                      Deanna L. Cannon..       5,700

(4) These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.
(5) Includes (i) 8,403 shares held by Miller and Miller, Inc., which is owned by a revocable trust of which Kelly E. Miller is the sole trustee and (ii) 45,065 shares held by the Company's 401(k) plan wherein Kelly E. Miller has sole voting power. Also includes 127,550 shares held in trust by Kelly Miller's spouse, Debra A. Miller.

(6) Includes 180,575 shares held directly by Debra Miller's spouse, Kelly E. Miller.
(7) Includes 106,627 shares held by Kellie K. Miller's spouse, David A. Miller.
(8) Includes 127,551 shares held in trust by David Miller's spouse Kellie K. Miller.
(9) Includes 16,364 warrants to acquire shares held by Mr. Boeve. Also includes 180,000 warrants to acquire shares held by Jordan Exploration Company, LLC. Mr. Boeve owns 72% and is the managing member of this entity. Mr. Boeve disclaims beneficial ownership of the shares and warrants held by this entity, except for those in which he has a direct pecuniary interest.
(10) Excludes 370,370 shares of common stock and 654,546 warrants for common stock currently held by Guardian Energy Management Corp., for which Mr. Halpern serves as Vice President, Operations.
(11) Includes 320 shares held as part of the Miller Oil Corporation's 401(k) Savings Plan for which Mr. Murray has sole dispositive power.
(12) Includes 370,370 shares of common stock and 654,546 warrants to acquire shares of common stock for which Guardian Energy Management Corp. (GEMCO) is the owner of record. Mr. William Davidson is a controlling shareholder, director, CEO, and President of Guardian Industries Corp., which is the sole shareholder of GEMCO. Accordingly, Mr. Davidson may be deemed to beneficially own the shares of the Company held by GEMCO. Mr. Davidson disclaims beneficial ownership of the shares of the Company not owned of record by him.

                     EQUITY COMPENSATION PLAN INFORMATION

                                                                            Number of securities
                                                                           remaining available for
                                                                            future issuance under
                           Number of securities to    Weighted-average       equity compensation
                           be issued upon exercise    exercise price of       plans (excluding
                           of outstanding options,  outstanding options,   securities reflected in
Plan Category              warrants and rights (a) warrants and rights (b)     column (a)) (c)
-------------              ----------------------- ----------------------- -----------------------
Equity Compensation plans
  approved by security
  holders.................         132,750                 $40.72                  107,250

Equity compensation plans
  not approved by security
  holders.................

Total.....................         132,750                 $40.72                  107,250

Item 13.  Certain Relationships and Related Transactions.

Transactions with C.E. Miller and Affiliates

   The following information describes agreements or transactions between the Company and C.E. Miller, Chairman of the Board and a director of the Company.

   In July 1996, the Company sold the building it occupies to C. E. Miller and subsequently leased a substantial portion of the building under the terms of a five-year lease agreement. The lease was renegotiated in 1998 for a five-year term to increase the square footage being leased. The lease was negotiated again in April 2003 with monthly payments based on competitive market square footage rates. The lease is for a primary six month term with three-six month renewal options.

   During 1999, Eagle purchased a working interest in certain unproved oil and gas properties from the Company for $3.9 million. The Company believes that the purchase price was representative of the fair market value of these interests and that the terms were consistent with those available to unrelated parties. On July 11, 2000, the Company signed a letter agreement (the "Eagle Transaction") to acquire an interest in these properties and $0.5 million in cash from Eagle, in exchange for a total of 185,185 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 203,125 shares of common stock. These warrants expired unexercised on December 7, 2002.

Transactions with Other Related Parties

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

   In the normal course of business, the Company from time to time will sell an interest in a prospect to related parties or certain of their affiliates. The terms of these sales are consistent with those available to unrelated parties. All material transactions between the Company and its affiliates are and will continue to be approved by a majority of the disinterested directors of the Company.

Item 14.  Controls and Procedures.

   Item 14(a).  Evaluation of Disclosure Controls and Procedures

   Within 90 days prior to the filing date of this report, the Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's chief executive officer and chief financial officer believe (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding disclosure, and (ii) that the Company's disclosure controls and procedures are effective.

   Item 14(b).  Changes in Internal Controls

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 14(a) above, nor have there been any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: April 29, 2003

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

Dated: April 29, 2003

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



                                              By      /s/  DEANNA L. CANNON
                                                  -----------------------------
                                                        Deanna L. Cannon
                                                     Chief Financial Officer

Dated: April 29, 2003