Form 10-Q
period 2003-03-31
MILLER EXPLORATION CO
filed 2003-05-14
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
March 31, 2003	0-23431

MILLER EXPLORATION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3379776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3104 Logan Valley Road Traverse City, Michigan	49685-0348
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒                     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes    ☐                     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Common stock, $.01 par value	2,061,253 shares

MILLER EXPLORATION COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31
	2003	2002
REVENUE:
Natural gas	$2,829	$1,836
Crude oil and condensate	791	851
Other operating revenue	33	58

Total operating revenue	3,653	2,745

OPERATING EXPENSES:
Lease operating expenses and production taxes	564	441
Depreciation, depletion and amortization	1,636	2,092
General and administrative	551	661

Total operating expenses	2,751	3,194

OPERATING INCOME (LOSS)	902	(449)

INTEREST EXPENSE	(15)	(196)

INCOME (LOSS) BEFORE INCOME TAXES	887	(645)

INCOME TAX PROVISION (CREDIT) (Note 2)	—	(220)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	887	(425)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 1)	(450)	—

NET INCOME (LOSS)	$437	$(425)

Basic Income (Loss) Per Share — Before Cumulative Effect of Change in Accounting Principle	$0.44	$(0.22)
Basic Income (Loss) Per Share — Cumulative Effect of Change in Accounting Principle	$(0.22)	—
Basic Income (Loss) Per Share	$0.22	$(0.22)
Diluted Income (Loss) Per Share — Before Cumulative Effect of Change in Accounting Principle	$0.43	$(0.22)
Diluted Income (Loss) Per Share — Cumulative Effect of Change in Accounting Principle	$(0.22)	—
Diluted Income (Loss) Per Share	$0.21	$(0.22)
Weighted Average Shares Outstanding:
Basic	2,027	1,964

Diluted	2,085	1,964

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$353	$46
Accounts receivable	2,156	1,441
Inventories, prepaids and advances to other operators	607	324

Total current assets	3,116	1,811

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	157,691	155,189
Unproved oil and gas properties	693	2,375
Less-Accumulated depreciation, depletion and amortization	(140,884)	(138,826)

Net oil and gas properties	17,500	18,738

OTHER ASSETS	151	300

Total assets	$20,767	$20,849

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable (Note 3)	$128	$—
Current maturities of long-term debt	—	800
Accounts payable	398	639
Accrued expenses and other current liabilities	2,677	2,301

Total current liabilities	3,203	3,740

LONG-TERM DEBT	—	—
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Common stock warrants, 960,050 outstanding at March 31, 2003 and December 31, 2002	851	851
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 2,061,253 shares and 1,992,186 shares outstanding at March 31, 2003 and December 31, 2002, respectively	21	20
Accumulated other comprehensive loss	(143)	(49)
Additional paid in capital	77,743	77,632
Accumulated deficit	(60,908)	(61,345)

Total equity	17,564	17,109

Total liabilities and equity	$20,767	$20,849

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid In Capital	Accumulated Deficit
BALANCE-December 31, 2002	$851	$—	$20	$(49)	$77,632	$(61,345)
Issuance of benefit plan shares	—	—	—	—	23	—
Issuance of non-employee directors’ shares	—	—	1	—	88	—
Change in unrealized losses	—	—	—	(94)	—	—
Net income	—	—	—	—	—	437

BALANCE-March 31, 2003	$851	$—	$21	$(143)	$77,743	$(60,908)

Disclosure of Comprehensive Income:

	For the three months ended March 31,
	2003	2002
Net income (loss)	$437	$(425)
Other comprehensive loss	(94)	(437)

Total comprehensive income (loss)	$343	$(862)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$437	$(425)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	1,636	2,092
Cumulative effect of change in accounting principle	450	—
Deferred income taxes	—	(220)
Warrants and stock compensation	112	(165)
Loss on sale of non-oil and gas assets	99	—
Changes in assets and liabilities
Accounts receivable	(714)	453
Other assets	(284)	(486)
Accounts payable	(241)	(826)
Accrued expenses and other current liabilities	(235)	(754)

Net cash flows provided by (used in) operating activities	1,260	(1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(303)	(824)
Proceeds from sale of non-oil and gas assets	22	—

Net cash flows used in investing activities	(281)	(824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(2,375)	(4,948)
Borrowing on notes payable and long-term debt	1,703	5,622

Net cash flows provided by (used in) financing activities	(672)	674

NET CHANGE IN CASH AND CASH EQUIVALENTS	307	(151)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	46	201

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$353	$50

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$21	$64

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and its subsidiary, Miller Oil Corporation, included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations for the three month period ended March 31, 2003, cannot necessarily be used to project results for the full year.

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

Change in Accounting Principle

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of retirement obligations associated with tangible long-lived assets in the period in which the obligation is incurred. The respective asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is allocated to expense using a systematic and rational method over the assets’ useful lives. At January 1, 2003, the Company recorded a $517,000 retirement obligation related to processing plants, pipelines, and oil and gas well plugging and abandonment liabilities. The cumulative effect of the change in accounting resulted in a $450,000 charge as reflected in the Company’s Consolidated Statements of Operations for the quarter ended March 31, 2003.

The following pro forma information is provided to give effect to the adoption of SFAS 143 as if it had been adopted on

January 1, 2002.

Quarter ended March 31, 2002
(in thousands, except per share amounts)
Net loss	$ (425)
Pro forma adjustment to reflect retroactive adoption of SFAS 143	(11)

Pro forma net loss	$ (436)

Earnings (loss) per share:
Basic—as reported	$ (0.22)
Basic—pro forma	$ (0.22)
Diluted—as reported	$ (0.22)
Diluted—pro forma	$ (0.22)

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain reclassifications have been made to prior period statements to conform with the March 31, 2003, presentation.

Reverse Stock Split

On October 11, 2002, the Company affected a one-for-ten reverse stock split that has been retroactively reflected in the Company’s Consolidated Financial Statements.

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

Based on estimates of future anticipated taxable income and also taking into consideration the Company’s current net operating loss and depletion deduction carryforwards of approximately $35.2 million, it has been determined that there should be no accrual of future tax liability. Accordingly, the Company recorded a $5.5 million income tax credit in 2002 to reverse the entire deferred income tax liability balance. The Company does not anticipate the need to record deferred income taxes in the foreseeable future.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3)    Notes Payable and Long-Term Debt

Notes Payable

During the past few years the Company has financed various insurance policy premiums. The amounts financed each year are less than $200,000, and the notes are fully paid off by each calendar year end. The terms of these notes require monthly payments of principal and interest, and the notes bear interest at rates competitive with the Company’s credit facility. The outstanding balance of these notes payable was approximately $128,000 at March 31, 2003. In May 2003, the Company paid the remaining balance of these notes in full.

Bank Debt

On July 18, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the then existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. Commencing April 1, 2003, the borrowing base will be reduced by $0.25 million each month until maturity. The Company’s borrowing base, as determined by Bank One, was $3.25 million at May 1, 2003. At March 31, 2003, the outstanding balance under the Company’s credit facility with Bank One was zero.

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. On March 7, 2003, the Company received a waiver through August 1, 2003, from Bank One for non-compliance with the covenant that requires maintenance of specified levels of commodity hedge contracts.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under the terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9 ¾%; (3) the past due annual interest rate was changed to 12% from 13 ¾%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment was not due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished, and the Company recognized a $2.4 million gain as reflected in the Consolidated Statements of Operations for the year ended December 31, 2002.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of such data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $1.6 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from

June 21, 2004.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4)    Capital Transactions and Common Stock Warrants

On July 11, 2000, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Guardian Energy Management Corp. (“Guardian”). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable for 156,250, 250,000 and 900,000 shares of the Company’s Common Stock, respectively. The issuance of the shares of Common Stock on the conversion of the note and exercise of the warrants was approved by the Company’s stockholders at a meeting on December 7, 2000. Until the stockholders approved the conversion of the note, the Company accrued interest at an amount equal to the prime rate plus 10% per annum (or 19.5%). The accrual of interest was required under Emerging Issues Task Force (“EITF”) 85-17 even though no interest was owed on this note since the stockholders approved the conversion of the note. Accordingly, the Company incurred approximately $0.4 million of interest expense on this convertible note during the year ended December 31, 2000.

On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. (“Eagle”) an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 185,186 shares of Common Stock. In addition, Eagle was issued warrants exercisable for a total of 203,125 shares of Common Stock that expired on December 7, 2002. This transaction with Eagle was approved by the Company’s stockholders at a meeting on December 7, 2000.

Common Stock Warrants

As of March 31, 2003, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
60,050 shares	$0.10	July 31, 2004
900,000 shares	$30.00	December 7, 2004

(5)    Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the three months ended March 31, 2003 and 2002, the Company realized approximately $(0.2) million and $0.2 million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the Consolidated Statements of Operations. The fair value of remaining derivative contracts at March 31, 2003, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in accumulated other comprehensive loss. For the three months ended March 31, 2003 and 2002, the Company had hedged 28% and 52%, respectively, of its oil and natural gas production, and as of March 31, 2003, the Company had 0.2 Bcfe of open natural gas contracts for the months of April 2003 through September 2003. If all these open contracts had been settled as of March 31, 2003, the Company would have paid approximately $0.1 million.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(6)    Commitments and Contingencies

Stock-Based Compensation

During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the “1997 Plan”). The 1997 Plan has been primarily used to grant stock options.

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

On January 1, 2000, the Company granted 19,150 stock options to certain employees with an exercise price of $0.10 per share. The right to exercise the options vests and the options become exercisable primarily when the average trading price of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

Five-Day Daily Average Target	PercentageVested
$20.00	40%
$27.50	additional 30%
$35.00	final 30%

When it is probable that the five-day stock price target will be attained (the “measurement date”), the Company will recognize compensation expense for the difference between the quoted market price of the Common Stock at this measurement date less the $0.10 per share grant price times the number of options that will vest. Management does not currently believe it is probable that any of these targets will be attained during 2003; therefore, no compensation expense has been recorded for these options.

On October 31, 2000, the Company granted 25,000 stock options to employees with an exercise price of $16.25 per share (the closing market price on the date of grant). The right to exercise the options vests at a rate of one-fifth per year beginning on the first anniversary of the grant date.

On April 6, 2001, the Company granted 19,000 stock options to the Chief Executive Officer of the Company. Of these options, 10,000 were issued under the same terms as those issued to certain employees on January 1, 2000, and the remaining 9,000 stock options were issued under the same terms as those issued to certain employees on October 31, 2000.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 12, 2001, the Company granted 33,700 stock options to employees with an exercise price of $12.50 per share. The right to exercise the options vests at a rate of one-fifth per year beginning on the first anniversary of the grant date.

The Company accounts for all stock options issued under the provisions and related interpretation of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock-Based Compensation. The Company intends to continue to apply APB No. 25 for purposes of determining net income.

SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, outlines a fair value based method of accounting for stock options or similar equity instruments. The Company uses the Black-Scholes option-pricing model to estimate fair value.

The status of stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

	Options
	Number Of Shares	Average Grant Price
Outstanding at January 1, 2002	166,525	$38.60

Granted	0
Exercised	0
Forfeited	0

Outstanding at March 31, 2002	166,525	$38.60

Granted	1,200	$3.80
Exercised
Forfeited	(34,975)	$29.13

Outstanding at December 31, 2002	132,750	$40.72

Granted	0
Exercised	0
Forfeited	0

Outstanding at March 31, 2003	132,750	$40.72

The Company’s pro forma net income (loss) and earnings (loss) per share of common stock had compensation costs been recorded in accordance with SFAS No. 123, are presented below (in thousands except per share data):

	As Reported		Pro Forma
	Quarter Ended March 31,		Quarter Ended March 31,
	2003	2002	2003	2002
Net income (loss)	$437	$(425)	$395	$(598)
Earnings (loss) per share of Common Stock
Basic	$0.22	$(0.22)	$0.19	$(0.30)
Diluted	$0.21	$(0.22)	$0.19	$(0.30)

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

	Quarter Ended March 31,
Assumption	2003	2002
Dividend Yield	0%	0%
Risk-free interest rate	3.875%	4.5%
Expected Life	10 years	10 years
Expected volatility	37.9%	38.1%

The following table summarizes certain information for the options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Grant Prices	Shares	Weighted Average Remaining Life	Weighted Average Grant Price	Shares	Weighted Average Grant Price
$0.10 to $16.25	74,425	7.7 years	$10.36	16,260	$14.92
$21.88 to $77.50	2,800	5.5 years	$53.97	2,160	$59.20
$80.00 to $101.25	55,525	4.9 years	$80.75	55,025	$80.64

Total	132,750			73,445

Litigation

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortious interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and referred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in Federal District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes K2’s counterclaim is without merit and will continue to vigorously contest it.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Blackfeet Tribal Business Council unanimously voted on May 1, 2002 to reaffirm the Company’s 50% interest in the K2/Blackfeet IMDA covering 150,000 net Tribal mineral acres, over-turning a previous Tribal Business Council decision.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The Bureau of Indian Affairs (“BIA”) responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company filed an appeal brief with the United States Department of Interior Appeals Division.

On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation), and to place the parties on a footing that will enable them to pursue a productive business relationship, the Company and the Blackfeet Tribal Business Council entered into an amended IMDA agreement.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with interest and day-rate charges left undetermined. This ruling was appealed by the Company to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors’ (“IADC”) standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor’s equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the judgment amount totaling approximately $780,000 was paid by the Company’s insurance carrier.

In August 2002, the District Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling filed an appeal of the Court of Appeals’ decision. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees totaling approximately $117,000. The Company has filed an appeal of this ruling. In April 2003, the Fifth Circuit Court of Appeals reversed the District Court of Appeals findings regarding the interest charges resulting in an additional $205,000 owed by the Company. The interest charges are expected to be paid by the Company’s insurance carrier.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On January 10, 2003, a confidential settlement agreement was signed, which released the Company from all liability from all present and future claims, subject to certain express reservations associated with this property. On March 27, 2003, the settlement amount was paid by the Company’s insurance carrier. The settlement agreement requires that the Company complete the clean-up of the property in accordance with a final Louisiana DNR Office of Conservation Compliance Order. The Company believes that all defense costs and final clean-up costs will be covered by its general liability and well control insurance.

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

(7)    Non-Cash Activities

The Company issued 54,877 and 24,350 shares of the Company’s Common Stock to its non-employee directors during the three months ended March 31, 2003 and 2002, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. During the three months ended March 31, 2003 and 2002, the Company issued 14,190 and 7,918 shares, respectively, of the Company’s Common Stock to the Company’s 401(K) Savings Plan as an employer matching contribution. For the three months ended March 31, 2003 and 2002, the Company recognized $(0.1) million and $(0.3) million, respectively, of other comprehensive loss under the provisions of SFAS No. 133. The Company adopted FAS 143 (as more fully described in Note 1) on January 1, 2003. In connection therewith, the Company recorded an asset retirement obligation of $517,000 as a current liability and also increased by the same amount the carrying value of specific oil and gas property costs in the Company’s Consolidated Balance Sheets. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

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

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2003	2002
Production volumes:
Crude oil and condensate (MBbls)	26	46
Natural gas (MMcf)	426	667
Natural gas equivalent (MMcfe)	582	943
Revenues:
Crude oil and condensate	$791	$851
Natural gas	2,829	1,836
Operating expenses:
Lease operating expenses and production taxes	$564	$441
Depletion, depreciation and amortization	1,636	2,092
General and administrative	551	661
Interest expense	$15	$196
Net income (loss)	$437	$(425)
Average sales prices:
Crude oil and condensate ($ per Bbl)	$30.42	$18.50
Natural gas ($ per Mcf)	6.64	2.75
Natural gas equivalent ($ per Mcfe)	6.22	2.85
Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.97	$0.47
Depletion, depreciation and amortization	2.81	2.22
General and administrative	0.95	0.70

Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002

Oil and natural gas revenues for the quarter ended March 31, 2003 increased 35% to $3.6 million from $2.7 million for the comparable period in the prior year. The revenues for the quarter ended March 31, 2003 and 2002 include approximately $(0.2) million and $0.2 million of hedging gains (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the quarter ended March 31, 2003, decreased 38% to 582 MMcfe from 943 MMcfe for the comparable period in the prior year. Oil and natural gas production from the Mississippi Salt Basin properties continued a downward trend. The Company’s sale of its interest in the Pine Grove Field assets in Mississippi on August 1, 2002, and normal depletion contributed to a reduction in production volumes. The Company has experienced successes recently on the last four wells drilled in the North Monroeville Field in Alabama, in which the Company has an approximate 9.3% working interest. The Company does not expect the production from these new wells to arrest the declining production trend. Average realized oil prices, net of hedging transactions, for the quarter ended March 31, 2003, increased 64% to $30.42 per barrel from $18.50 per barrel experienced during the comparable period of 2002. Average realized natural gas prices, net of hedging transactions, for the quarter ended March 31, 2003, increased 141% to $6.64 per Mcf from $2.75 per Mcf for the comparable period of 2002.

Lease operating expenses (“LOE”) and production taxes for the quarter ended March 31, 2003, increased 28% to $0.6 million from $0.4 million for the comparable period in the prior year. The LOE component for the quarter ended March 31, 2003, was unchanged from the $0.3 million for the same period of the prior year. Production taxes for the quarter ended March 31, 2003, increased 246% to $0.3 million from $0.1 million for the comparable period in the prior year due to increased revenues and the absence of production tax exemptions as a result of high commodity prices.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter ended March 31, 2003, decreased 22% to $1.6 million from $2.1 million for the comparable period in the prior year, due to decreased production volumes and a reduced property cost basis after the $7.0 million cost ceiling writedown recognized at June 30, 2002.

General and administrative expenses for the quarter ended March 31, 2003, decreased 15% to $0.6 million from $0.7 million for the comparable period of the prior year. Although general and administrative expenses (“G&A”) decreased by only $0.1 million, there were several significant changes in the components thereof. Salaries and benefits declined 50% in the first quarter of 2003 compared to the same quarter of 2002 due to a 35% decrease in the number of full-time employees to 15 from 23 and an aggregate 23% salary reduction taken by certain management personnel in July 2002. In February 2003, the Company closed its office in Houston, Texas, and incurred a $0.1 million loss associated with disposal of office furniture and abandonment of office improvements. Substantially, all other G&A costs decreased due to the reduced staff level and other cost cutting measures.

Interest expense for the quarter ended March 31, 2003, decreased to $0.015 million from $0.2 million for the comparable period in the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the first quarter of 2003 compared to the same quarter of the prior year; (2) full payment of the amount owed pursuant to the note held by Veritas in December 2002; and (3) lower interest rates associated with the Bank One credit facility which are prime rate sensitive.

Net income (loss) for the quarter ended March 31, 2003, was $0.4 million compared to $(0.4) million for the same period in the prior year, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary source of liquidity is cash generated from operations and from the Company’s use of available borrowing capacity under its credit facility. There was $1.3 million cash provided by operating activities for the quarter ended March 31, 2003, compared to no cash provided for the same period of the prior year. The increase in cash provided in 2003 compared to 2002 was the primary result of an increased operating income caused by significantly higher realized commodity prices.

The Company’s primary use of cash is traditionally for its exploration and development activities. Net cash used in investing activities was $0.3 million and $0.8 million for the quarters ended March 31, 2003 and 2002, respectively.

The Company’s primary uses of capital have been to pay down the Company’s bank credit facility. Net cash provided by (used in) financing activities was $(0.7) million and $0.7 million in 2003 and 2002, respectively. The increase in cash used in 2003 compared to 2002 is attributable to additional net principal payments made in 2003 compared to 2002 in connection with the Company’s “debt reduction initiative”.

Notes Payable

During the past few years the Company has financed various insurance policy premiums. The amounts financed each year are less than $200,000, and the notes are fully paid off by each calendar year end. The terms of these notes require monthly payments of principal and interest, and the notes bear interest at rates competitive with the Company’s credit facility. The outstanding balance of these notes payable was approximately $128,000 at March 31, 2003. In May 2003, the Company paid the remaining balance of these notes in full.

Bank Debt

On July 18, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the then existing credit facility with Bank of Montreal, Houston Agency. The new credit facility has a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s obligations under the credit facility are secured by a lien on all of its real and personal property. Commencing April 1, 2003, the borrowing base will be reduced by $0.25 million each month until maturity. The Company’s borrowing base as determined by Bank One was $3.25 million at May 1, 2003. At March 31, 2003, the outstanding balance under the Company’s credit facility with Bank One was zero.

The Bank One credit facility includes certain covenants that impose restrictions on the Company with respect to, among other things, incurrence of additional indebtedness, limitations on financial ratios, making investments and mergers and consolidation. On March 7, 2003, the Company received a waiver through August 1, 2003, from Bank One for non-compliance with the covenant that requires maintenance of specified levels of commodity hedge contracts.

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

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under the terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9¾%; (3) the past due annual interest rate was changed to 12% from 13¾%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment was not due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of such data. The Company has also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $1.6 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004.

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

As of March 31, 2003, the Company had a working capital deficit of $0.1 million, primarily due to the asset retirement obligation of $0.5 million recorded on January 1, 2003, in connection with adoption of FAS 143 (as more fully described in Note 1). The Company expects that it will utilize its operational cash flows for 2003 to meet its working capital requirements. Capital expenditures in 2003 for exploration and development activities will be limited to select projects as determined by the Company’s Board of Directors until a decision is made regarding the strategic efforts mentioned below.

With higher commodity prices, a solid production base in Mississippi and Alabama, prospect opportunities, and no bank debt, management believes the Company is an attractive candidate for a merger or asset acquisition. The Company’s business plan for 2003 involves pursuing various opportunities to identify strategic joint venture partners and/or to sell the Company or all or a portion of its assets to maximize shareholder return. The Company has engaged a financial advisor, C. K. Cooper & Co. to assist the Company with execution of the business plan for 2003.

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

The Company has experienced substantial working capital requirements due to the Company’s focus on mitigating its declining production trend and reducing debt. The Company believes that cash flow from operations should allow the Company to implement its present business strategy.

Future Financing Obligations

The Company’s credit facility has been extended to August 1, 2003. There is no outstanding credit facility balance at March 31, 2003. The Company does not currently anticipate the need to draw down on the credit facility, which has a $3.25 million borrowing base at May 1, 2003. Although the credit facility expires on August 1, 2003, the Company believes if the need arises, it would be able to either amend, extend, or replace the credit facility (with the same or alternative lender) before it expires. However, these expectations are dependent on several internal and external factors. If these factors differ from management’s expectations, they could have a material adverse effect on the Company’s ability to meet future financing obligations and cause the Company to reduce its exploration and development activities and corporate overhead further.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements, except for the operating lease obligations presented below.

Contractual Obligations and Commercial Commitments

Summarized below are the contractual obligations and other commercial commitments of the Company as of March 31, 2003.

	Payments Due by Period (in thousands)
	Total	2003	2004	2005	2006	2007 and Beyond
Contractual Obligations
Long-Term Debt	$—	$—	$—	$—	$—	$—
Operating Leases	68	68	—	—	—	—

Total Contractual Cash Obligations	$68	$68	$—	$—	$—	$—

	Commitment Expiration by Period (in thousands)
	Total	2003	2004	2005	2006	2007 and Beyond
Commercial Commitments
Bank One Credit Facility*	$—	$—	$—	$—	$—	$—

*	As of March 31, 2003, there was no outstanding balance under the credit facility. The credit facility matures on August 1, 2003.

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

SFAS No. 142, Goodwill and Other Intangible Assets

SFAS No. 142, also issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead by reviewed for impairment on an annual basis. The Company has no goodwill recorded as of March 31, 2003, so the Company does not expect an impact from the adoption of this standard.

SFAS No. 143, Accounting for Asset Retirement Obligations

SFAS No. 143, issued in August 2001, was adopted by the Company on January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

Effects of Inflation and Changes in Price

Crude oil and natural gas commodity prices have been volatile and unpredictable during 2003 and 2002. The wide fluctuations that have occurred during these periods have had a significant impact on the Company’s results of operations, cash flow and liquidity. Recent rates of inflation have had a minimal effect on the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the quarter ended March 31, 2003 and 2002, the Company realized approximately $(0.2) million and $0.2 million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at March 31, 2003, is approximately $(0.1) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in accumulated other comprehensive loss. For the quarters ended March 31, 2003 and 2002, the Company had hedged 28% and 52%, respectively, of its oil and natural gas production, and as of March 31, 2003, the Company had 0.2 Bcfe of open natural gas contracts for the months of April 2003 through September 2003. If all these open contracts had been settled as of March 31, 2003, the Company would have paid approximately $0.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortious interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and referred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially based on the grounds asserted in the action previously filed in Federal District Court, while arguing to the Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company alleging that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Company believes K2’s counterclaim is without merit and will continue to vigorously contest it.

The Blackfeet Tribal Business Council unanimously voted on May 1, 2002 to reaffirm the Company’s 50% interest in the K2/Blackfeet IMDA covering 150,000 net Tribal mineral acres, over-turning a previous Tribal Business Council decision.

On May 1, 2000, the Company gave notice to the Blackfeet Tribal Business Council demanding arbitration of all disputes as provided for under the Miller/Blackfeet IMDA dated February 19, 1999, and pursuant to the K2/Blackfeet IMDA dated May 30, 1997. The Bureau of Indian Affairs (“BIA”) responded to the Company’s request for arbitration by stating that it was the BIA’s position that the Miller/Blackfeet IMDA was terminated. The Company filed an appeal brief with the United States Department of Interior Appeals Division.

On January 25, 2002, the Interior Department Appeals Division vacated the BIA’s purported termination of the Miller/Blackfeet IMDA to allow arbitration to proceed. In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation), and to place the parties on a footing that will enable them to pursue a productive business relationship, the Company and the Blackfeet Tribal Business Council entered into an amended IMDA agreement.

The Company was a defendant in a lawsuit filed June 1, 1999 by Energy Drilling Company (“Energy Drilling”), in the Parish of Catahoula, Louisiana arising from a blowout of the Victor P. Vegas #1 well that was drilled and operated by the Company. Energy Drilling, the drilling rig contractor on the well, was claiming damages related to the destruction of their drilling rig and related costs amounting to approximately $1.2 million, plus interest, attorneys’ fees and costs. In January 2001, the Federal District Court judge ruled against the Company on two of the three claims filed in this case with interest and day-rate charges left undetermined. This ruling was appealed by the Company to the U.S. Fifth Circuit Court of Appeals with the lower court ruling being upheld. This ruling is significant for oil and gas operators in the industry using the Independent Association of Drilling Contractors’ (“IADC”) standard drilling contracts. The Circuit Court of Appeals interpreted the IADC contract to assign responsibility for loss of the drilling contractor’s equipment to the operator under a catastrophic event not the fault of the operator and without determining whether there was an unsound location. In September 2002, the judgment amount totaling approximately $780,000 was paid by the Company’s insurance carrier.

In August 2002, the District Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling filed an appeal of the Court of Appeals’ decision. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees totaling approximately $117,000. The Company has filed an appeal of this ruling. In April 2003, the Fifth Circuit Court of Appeals reversed the District Court of Appeals findings regarding the interest charges resulting in an additional $205,000 owed by the Company. The interest charges are expected to be paid by the Company’s insurance carrier.

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

On January 10, 2003, a confidential settlement agreement was signed, which released the Company from all liability from all present and future claims, subject to certain express reservations associated with this property. On March 27, 2003, the settlement amount was paid by the Company’s insurance carrier. The settlement agreement requires that the Company complete the clean-up of the property in accordance with a final Louisiana DNR Office of Conservation Compliance Order. The Company believes that all defense costs and final clean-up costs will be covered by its general liability and well control insurance.

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

3.2

Certificate of Amendment to the Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and here incorporated by reference.

3.3	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

99.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

By:	/s/ DEANNA L. CANNON
Deanna L. Cannon Chief Financial Officer and Secretary

Date: May 14, 2003

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

Dated: May 14, 2003

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

Dated: May 14, 2003

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

3.2

Certificate of Amendment to the Certificate of Incorporation of the Registrant. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and here incorporated by reference.

3.3	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

99.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.