Form 10-Q
period 2003-06-30
MILLER EXPLORATION CO
filed 2003-08-14
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
June 30, 2003	0-23431

MILLER EXPLORATION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3379776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3104 Logan Valley Road
Traverse City, Michigan	49685-0348
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common stock, $.01 par value	2,069,774 shares

MILLER EXPLORATION COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Natural gas	$2,153	$1,963	$4,982	$3,798
Crude oil and condensate	597	931	1,388	1,782
Other operating revenues	5	47	38	105

Total operating revenues	2,755	2,941	6,408	5,685

OPERATING EXPENSES:
Lease operating expenses and production taxes	494	488	1,058	929
Depreciation, depletion and amortization	1,512	2,422	3,148	4,514
General and administrative	736	504	1,287	1,164
Cost ceiling writedown	—	7,000	—	7,000

Total operating expenses	2,742	10,414	5,493	13,607

OPERATING INCOME (LOSS)	13	(7,473)	915	(7,922)

INTEREST EXPENSE	(9)	(206)	(24)	(402)

INCOME (LOSS) BEFORE INCOME TAXES	4	(7,679)	891	(8,324)

INCOME TAX PROVISION (CREDIT) (Note 2)	—	(5,523)	—	(5,743)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4	(2,156)	891	(2,581)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(450)	—

NET INCOME (LOSS)	$4	$(2,156)	$441	$(2,581)

BASIC INCOME (LOSS) PER SHARE – Before Cumulative Effect of Change in Accounting Principle	$—	$(1.09)	$0.44	$(1.31)

BASIC INCOME (LOSS) PER SHARE – Cumulative Effect of Change in Accounting Principle	—	—	$(.22)	—

BASIC INCOME (LOSS) PER SHARE	$—	$(1.09)	$.22	$(1.31)

DILUTED INCOME (LOSS) PER SHARE – Before Cumulative Effect of Change in Accounting Principle	—	$(1.09)	$0.42	$(1.31)

DILUTED INCOME (LOSS) PER SHARE – Cumulative Effect of Change in Accounting Principle	$—	—	$(.21)	—

DILUTED INCOME (LOSS) PER SHARE	—	$(1.09)	$0.21	$(1.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	2,062	1,980	2,045	1,972
Diluted	2,139	1,980	2,121	1,972

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,750	$46
Accounts receivable	1,325	1,441
Inventories, prepaids and advances to other operators	580	324

Total current assets	6,655	1,811

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	156,009	155,189
Unproved oil and gas properties	365	2,375
Less-Accumulated depreciation, depletion and amortization	(142,372)	(138,826)

Net oil and gas properties	14,002	18,738

OTHER ASSETS	33	300

Total assets	$20,690	$20,849

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	—	$800
Accounts payable	460	639
Accrued expenses and other current liabilities	2,528	2,301

Total current liabilities	2,988	3,740

LONG-TERM DEBT	—	—

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY:
Common stock warrants, 960,050 outstanding at June 30, 2003 and December 31, 2002	851	851
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 2,069,774 shares and 1,992,186 shares outstanding at June 30, 2003 and December 31, 2002, respectively	21	20
Accumulated other comprehensive loss	(37)	(49)
Additional paid in capital	77,771	77,632
Accumulated deficit	(60,904)	(61,345)

Total equity	17,702	17,109

Total liabilities and equity	$20,690	$20,849

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid In Capital	Accumulated Deficit

BALANCE-December 31, 2002	$851	$—	$20	$(49)	$77,632	$(61,345)
Issuance of benefit plan shares	—	—	—	—	51	—
Issuance of non-employee directors’ shares	—	—	1	—	88	—
Change in unrealized gain	—	—	—	12	—	—
Net income	—	—	—	—	—	441

BALANCE-June 30, 2003	$851	$—	$21	$(37)	$77,771	$(60,904)

Disclosure of Comprehensive Income:

	For the six months ended June 30,
	2003	2002
Net income (loss)	$441	$(2,581)
Other comprehensive income (loss)	12	(220)

Total comprehensive income (loss)	$453	$(2,801)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$441	$(2,581)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Cost ceiling writedown	—	7,000
Depreciation, depletion and amortization	3,148	4,514
Cumulative effect of change in accounting principle	450	—
Deferred income taxes	—	(5,743)
Warrants and stock compensation	140	164
Loss on sale of non-oil and gas assets	198	—
Changes in assets and liabilities—
Accounts receivable	116	657
Other assets	(257)	(163)
Accounts payable	(179)	(1,993)
Accrued expenses and other current liabilities	(278)	(1,280)

Net cash flows provided by operating activities	3,779	575

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(415)	(1,879)
Proceeds from sale of oil and gas properties	2,140	—

Net cash flows provided by (used in) investing activities	1,725	(1,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(2,503)	(11,516)
Borrowing on notes payable and long-term debt	1,703	12,622

Net cash flows provided by (used in) financing activities	(800)	1,106

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,704	(198)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	46	201

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,750	$3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$25	$702

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and its subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations for the three and six month periods ended June 30, 2003, cannot necessarily be used to project results for the full year.

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

Change in Accounting Principle

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of retirement obligations associated with tangible long-lived assets in the period in which the obligation is incurred. The respective asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is allocated to expense using a systematic and rational method over the assets’ useful lives. At January 1, 2003, the Company recorded a $517,000 retirement obligation related to processing plants, pipelines, and oil and gas well plugging and abandonment liabilities. The cumulative effect of the change in accounting resulted in a $450,000 charge as reflected in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2003.

The following pro forma information is provided to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002.

	Period ended June 30, 2002
	(in thousands, except per share amounts)
	Three Months	Six Months
Net loss	$(2,156)	$(2,581)
Pro forma adjustment to reflect retroactive adoption of SFAS 143	(12)	(23)
Pro forma net loss	$(2,168)	$(2,604)

Earnings (loss) per share:
Basic – as reported	$(0.11)	$(0.13)
Basic – pro forma	$(0.11)	$(0.13)
Diluted – as reported	$(0.11)	$(0.13)
Diluted – pro forma	$(0.11)	$(0.13)

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

Stock-Based Employee Compensation

The Company accounts for all stock options issued under the provisions and related interpretation of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock-Based Compensation. The Company intends to continue to apply APB No. 25 for purposes of determining net income.

Reclassifications

Certain reclassifications have been made to prior period statements to conform with the June 30, 2003 presentation.

Reverse Stock Split

On October 11, 2002, the Company affected a one-for-ten reverse stock split that has been retroactively reflected in the Company’s Consolidated Financial Statements.

Change in Business Plan and Merger Proposal

Beginning in mid 2002, the Company changed its business plan from a focus on exploration and development activities to pursuing opportunities involving strategic joint ventures, the sale of the Company, or the sale of its assets. For a variety of reasons, the Board of Directors determined that this shift in direction was in the best interest of the shareholders of the Company. This exhaustive effort has culminated in the execution of a merger agreement with Edge Petroleum Corporation (“Edge”) that was approved by the Company’s Board of Directors on May 28, 2003 pursuant to which a wholly owned subsidiary of Edge will merge with and into Miller and Miller will become a subsidiary of Edge (the “Merger”). Due to the change in business plan and pending Merger, exploration and development activities have been curtailed; the Company’s exploration office in Jackson, Mississippi has been closed and employees located there terminated; and there have been increases in certain corporate overhead costs such as severance costs and office closure expenses and reductions achieved in certain other areas such as rent and office equipment and supplies. The Company has also incurred legal and other third party costs to date totaling approximately $200,000 that have been capitalized pending the outcome of the Merger.

The Company’s Board of Directors approved a severance plan totaling $370,000 of which $60,000 was paid to employees in the Jackson, Mississippi office upon closing. If the Merger is approved, the balance of the severance obligation will be paid to employees within five days of closing. Additionally, Edge has agreed to retain certain employees for up to 90 days beyond the Merger closing date. These employees will be paid a retention bonus if they agree to remain employed as long as needed up to the 90 days. The total maximum retention payments that could be owed is approximately $248,000. Also, if the Merger is approved, the Company will pay approximately $127,000 to its investment bankers (C.K. Cooper & Company) as a success fee and anticipates incurring additional legal and other Merger related costs.

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

Based on estimates of future anticipated taxable income and also taking into consideration the Company’s current net operating loss and depletion deduction carryforwards of approximately $50.2 million, it has been determined that there should be no accrual of future tax liability. Accordingly, the Company recorded a $5.5 million income tax credit in June 2002 to reverse the entire deferred income tax liability balance. The Company does not anticipate the need to record deferred income taxes in the foreseeable future.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Bank Debt

On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the previous credit facility with Bank of Montreal, Houston Agency. The Bank One credit facility had a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company’s financing needs have changed as a result of the change in its business plan and pending Merger. Therefore, the Company terminated the credit facility with Bank One on June 30, 2003.

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

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) the maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9¾%; (3) the past due annual interest rate was changed to 12% from 13¾%; and (4) six principal payments of $150,000, totaling

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment would not be due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished, and the Company recognized a $2.4 million gain for the year-ended December 31, 2002.

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

On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. (“Eagle”) an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 185,186 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 203,125 shares of Common Stock that expired on December 7, 2002 This transaction with Eagle was approved by the Company’s stockholders at meeting on December 7, 2000.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Warrants

As of June 30, 2003, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
60,050 shares	$0.10	July 31, 2004
900,000 shares	$30.00	December 7, 2004

(5) Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2003 and 2002, the Company realized approximately $(0.4) million and $(0.1) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the Consolidated Statements of Operations. The fair value of remaining derivative contracts at June 30, 2003, is approximately $(0.04) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive loss in the equity section of the Consolidated Balance Sheet. For the six months ended June 30, 2003 and 2002, the Company had hedged 24% and 58%, respectively, of its oil and natural gas production, and as of June 30, 2003, the Company had 46 Mmcfe of open natural gas contracts for the months of July 2003 through September 2003. If all these open contracts had been settled as of June 30, 2003, the Company would have paid approximately $0.04 million.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2000, the Company granted 19,150 stock options to certain employees with an exercise price of $0..10 per share. The right to exercise the options vests and the options become exercisable only when (i) the Company moves its headquarters from Traverse City, Michigan, or (ii) the average trading price of the Common Stock on the market remains above the designated target prices for a period of five consecutive trading days as follows:

Five-Day Daily Average Target	Percentage Vested
$20.00	40%
$27.50	additional 30%
$35.00	final 30%

When it is probable that the five-day stock price target will be attained or the headquarters will be moved (the “measurement date”), the Company is required to recognize compensation expense for the difference between the quoted market price of the Common Stock at this measurement date less the $0.10 per share grant price times the number of options that will vest. If the Merger is approved, it is estimated that 18,400 of the above options will vest upon closing of the Merger with Edge and moving the headquarters out of Traverse City, Michigan. Compensation expense would be recorded at that time to recognize the intrinsic value of these options using the then current stock trading price.

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

SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, outlines a fair value based method of accounting for stock options or similar equity instruments. The Company uses the Black-Scholes option – pricing model to estimate fair value.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The status of stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

	Options
	Number Of Shares	Average Grant Price
Outstanding at January 1, 2002	166,525	$38.60

Granted	1,200	$3.80
Exercised	0
Forfeited	(3,175)	$20.54

Outstanding at June 30, 2002	164,550	$38.65

Granted	0
Exercised	0
Forfeited	(31,800)	$29.99

Outstanding at December 31, 2002	132,750	$40.72

Granted	0
Exercised	0
Forfeited	0

Outstanding at June 30, 2003	132,750	$40.72

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income and earnings per share would have been reduce and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

	For the
	Six Months Ended June 30,
	2003	2002
Net income (loss) as reported	$441	$(2,581)
Add:
Stock based employee compensation expense (benefit) included in reported net income, net of related income tax	$—	$—
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax	$(81)	$(294)

Pro Forma net income (loss)	$360	$(2,875)

Earnings (Loss) Per Share:
Basic—As reported	$0.22	$(1.31)
Basic—Pro Forma	$0.18	$(1.46)
Diluted—As reported	$0.21	$(1.31)
Diluted—Pro Forma	$0.17	$(1.46)

The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

	Six Months Ended June 30,
Assumption	2003	2002
Dividend Yield	0%	0%
Risk-free interest rate	3.875%	4.5%
Expected Life	10 years	10 years
Expected volatility	37.9%	38.1%

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain information for the options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Grant Prices	Shares	Weighted Average Remaining Life	Weighted Average Grant Price	Shares	Weighted Average Grant Price
$0.10 to $16.25	74,425	7.5 years	$10.36	16,860	$14.73
$21.88 to $77.50	2,800	5.3 years	$53.97	2,480	$56.25
$80.00 to $101.25	55,525	4.6 years	$80.75	55,525	$80.75

Total	132,750			74,865

Litigation

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially similar to the action previously filed in Federal District Court, while arguing to the Blackfeet Tribal Court that proper jurisdiction is with the Federal District Court. K2 subsequently filed a counterclaim against the Company to the effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to over-turn a previous Tribal Business Council decision which action reaffirms the Company’s 50% interest in the K2 Energy Exploration Agreement (K2/Blackfeet IMDA) covering 150,000 net Tribal mineral acres. On May 27, 2003, K2 and the Company entered into an agreement resolving all matters between themselves on the basis of: (a) dismissal with prejudice of the above mentioned pending Tribal Court lawsuit; (b) termination of the K2/Miller Exploration and Development Agreement dated June 17, 1998; and (c) mutually releasing all claims for all alleged acts or omissions of the other party prior to the date of this agreement.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation), and to place the parties on a footing that enables them to pursue a productivebusiness relationship, the Company and the Blackfeet Tribal Business Council entered into an Amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres.

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

In August 2002, the District Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling filed an appeal of the Court of Appeals’ decision. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees totaling approximately $117,000. The Company filed an appeal of this ruling. In April 2003, the Fifth Circuit Court of Appeals reversed the District Court of Appeals findings regarding the interest charges owed by the Company. In June 2003, a final settlement was reached and the Company paid $73,000 of the total settlement of approximately $223,000 with the remaining balance being paid by the insurance carrier.

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

(7) Non-Cash Activities

The Company issued 54,877 and 24,350 shares of the Company’s Common Stock to its non-employee directors for the six months ended June 30, 2003 and 2002, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. During the six months ended June 30, 2003 and

2002, the Company issued 22,711 and 7,918 shares, respectively, of the Company’s Common Stock to the Company’s 401(K) Savings Plan as an employer matching contribution. For the six months ended June 30, 2003 and 2002, the Company recognized $(0.04) million and $(0.1) million, respectively, of other comprehensive loss under the provisions of SFAS No. 133. The Company adopted FAS 143 (as more fully described in Note 1) on January 1, 2003. In connection therewith, the Company recorded an asset retirement obligation of $517,000 as a current liability and also increased by the same amount the carrying value of specific oil and gas property costs in the Consolidated Balance Sheets. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

(8) Sale of Oil and Gas Properties

One June 6, 2003, the Company completed the sale of its interests in the proved and unproved Properties in the North Monroeville Field and Vanity Fair prospect areas located in Covington County, Alabama to Savannah Oil and Gas L.L.C. for a value of $2.5 million effective January 1, 2003. The book value of these properties represents less than 10% of the Company’s total assets. Under full cost accounting, the net sale proceeds are recorded as a reduction to the full cost pool and oil and gas property costs as reported in the Consolidated Balance Sheet at June 30, 2003. Oil and Gas revenues and expenses associated with these properties were recorded through the closing date in the Company’s Consolidated Financial Statements as of June 30, 2003 and for the three and six months then ended.

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

Beginning in mid 2002, the Company changed its business plan from a focus on exploration and development activities to pursuing opportunities involving strategic joint ventures, the sale of the Company, or the sale of its assets. For a variety of reasons, the Board of Directors determined that this shift in direction was in the best interest of the shareholders of the Company. This exhaustive effort has culminated in the execution of a merger agreement with Edge Petroleum Corporation (“Edge”) that was approved by the Company’s Board of Directors on May 28, 2003 pursuant to which a wholly owned subsidiary of Edge will merge with and into Miller and Miller will become a subsidiary of Edge (the “Merger”). The Company’s mode of operation in the first six months of 2003, was substantially different than during the same period of the prior year. Throughout the following “Management and Discussion and Analysis of Financial Conditions and Results of Operation” section, there will be references to the Merger and its affect on the Company.

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Production volumes:
Crude oil and condensate (MBbls)	23	43	49	89
Natural gas (MMcf)	394	604	820	1,272
Natural gas equivalent (MMcfe)	532	862	1,114	1,806

Revenues:
Crude oil and condensate	$597	$931	$1,388	$1,782
Natural gas	2,153	1,963	4,982	3,798

Operating expenses:
Lease operating expenses and production taxes	$494	$488	$1,058	$929
Depletion, depreciation and amortization	1,512	2,422	3,148	4,514
General and administrative	736	504	1,287	1,164
Cost ceiling writedown	—	7,000		7,000

Interest expense	$9	$206	$24	$402

Net income (loss)	$4	$(2,156)	$441	$(2,581)

Average sales prices:
Crude oil and condensate ($ per Bbl)	$25.96	$21.65	$28.33	$20.02
Natural gas ($ per Mcf)	5.46	3.25	6.08	2.99
Natural gas equivalent ($ per Mcfe)	5.17	3.36	5.72	3.09

Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.93	$0.57	$0.95	$0.51
Depletion, depreciation and amortization	2.84	2.81	2.83	2.50
General and administrative	1.38	0.58	1.16	0.64

Quarter Ended June 30, 2003 compared to Quarter Ended June 30, 2002

Oil and natural gas revenues for the quarter ended June 30, 2003 decreased 5% to $2.8 million from $2.9 million for the comparable period in the prior year. The revenues for the quarter ended June 30, 2003 and 2002 include approximately $(0.1) million and $(0.2) million of hedging losses, respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the quarter ended June 30, 2003, decreased 38% to 532 MMcfe from 862 MMcfe for the comparable period in the prior year. As a result of the change in the business plan and the potential Merger, the Company has incurred minimal capital expenditures and has not pursued exploration and development activities in 2003. Due to this reduced drilling activity, oil and gas production continued a downward trend since no reserve discoveries have been made in 2003 to offset normal depletion. Revenues and production are also down due to the sale of the Company’s Alabama properties (as more fully discussed in Note 8). Average realized oil prices for the quarter ended June 30, 2003, increased 20% to $25.96 per barrel from $21.65 per barrel experienced during the comparable period of 2002. Realized natural gas prices for the quarter ended June 30, 2003, increased 68% to $5.46 per Mcf from $3.25 per Mcf for the comparable period of the prior year. The significant commodity price increases have substantially affected oil and gas revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Lease operating expenses (“LOE”) and production taxes for the quarter ended June 30, 2003 remained substantially unchanged at $0.5 million for the quarters ended June 30, 2003 and 2002, respectively. The LOE component for the quarter ended June 30, 2003, decreased slightly from the comparable period in the prior year, due primarily to rework expenses incurred in 2002. Production taxes for the quarter ended June 30, 2003, increased by an offsetting amount for the comparable period in the prior year due to the exemption from the State of Mississippi production tax that applied to certain properties in 2002, but not in 2003.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter ended June 30, 2003, decreased 38% to $1.5 million from $2.4 million for the comparable period in the prior year, due to decreased production volumes and a reduced property cost basis after the $7.0 million cost ceiling writedown recognized in June 2002.

General and administrative expenses (“G&A”) for the quarter ended June 30, 2003, increased 46% to $0.7 million from $0.5 million for the same period of 2002. The significant increase is attributable primarily to: (1) an out of court settlement in the Energy Drilling Company case, whereby the Company agreed to pay approximately $73,000; (2) a non-cash charge of $99,000 for abandoned office furniture and improvements associated with the closing of the Company’s Jackson, Mississippi, office on June 30, 2003; and (3) increased corporate taxes of approximately $84,000 due to the affect the Company’s October 2002 reverse stock split had on the Delaware franchise tax. The above mentioned increases were partially offset by a $83,000 decrease (net of $60,000 in severance pay associated with closure of the Company’s Jackson, Mississippi office) in salaries and wages due to the Company’s reduced workforce for the quarter ended June 30, 2003 compared to the same period of 2002 and salary reductions taken by certain management personnel beginning July, 2002.

The Company had no cost ceiling writedown for the quarter ended June 30, 2003, compared to a $7.0 million writedown for the same period of 2002.

Interest expense for the quarter ended June 30, 2003 decreased 96% to $0.01 million from $0.2 million for the comparable period in the prior year. This decrease is primarily attributable to the extinguishment of the Veritas Note (as more fully discussed in Note 3) and the fact that the Company’s credit facility was paid off in March 2003. Interest expense for the second quarter of 2003 consists of unused credit facility fees and nominal interest paid on insurance premium notes. The insurance notes were paid in full in May 2003.

Net income (loss) for the quarter ended June 30, 2003, was $4,000 compared to $(2.2) million for the same period in the prior year, as a result of the factors described above.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Oil and gas revenues for the six months ended June 30, 2003, increased 14% to $6.4 million from $5.5 million for the comparable period in the prior year. The revenues for the six months ended June 30, 2003 and 2002, include approximately $(0.4) million and $(1.0) million of hedging (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the six months ended June 30, 2003, decreased 38% to 1,114 MMcfe from 1,806 MMcfe for the comparable period in the prior year. The downward trend in production is attributable to the Company’s Mississippi Salt Basin properties which are continuing their natural depletion as a result of the change in business plan and the potential Merger. Minimal drilling activity, for reasons previously mentioned, and the resultant lack of reserve additions accounts for the declining production. Revenues and production are also down due to the sale of the Company’s Alabama properties (as more fully discussed in Note 8). Average realized oil prices for the six months ended June 30, 2003 increased 41% to $28.33 per barrel from $20.02 per barrel for the comparable period in the prior year. Realized prices for natural gas increased 103% to $6.08 per Mcf from $2.99 per Mcf for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

comparable period in the prior year. The significant commodity price increases have had a material affect on the Company’s oil and gas revenues and cash flow for 2003.

Lease operating expenses (“LOE”) and production taxes for the six months ended June 30, 2003, increased 14% to $1.1 million from $0.9 million for the comparable period in the prior year. The LOE component for the six months ended June 30, 2003 and 2002, respectively, remained substantially unchanged at $0.7 million, despite workover expenses on the Minerals Management #2 and Allar #6 wells, and LOE on the Pine Grove Field properties that were incurred in 2002, but not in first half of 2003 due to the sale of these properties in 2002. Production taxes for the six months ended June 30, 2003, increased 100% to $0.4 million from $0.2 million for the same period in the prior year, due to increased revenues in 2003 and applicable exemption from the 6% State of Mississippi production tax that was in place during the first quarter of 2002, compared to the first half of 2003 when the exemption did not apply due to higher average commodity prices during that time.

DD&A expense for the six months ended June 30, 2003, decreased 30% to $3.1 million from $4.5 million for the comparable period of the prior year, due to decreased production volumes and reduced property cost basis after the $7.0 million cost ceiling writedown recognized in June 2002.

General and administrative expenses (“G & A”) for the six months ended June 30, 2003, increased 11% to $1.3 million from $1.2 million for the same period of the prior year. Although G & A expenses increased by approximately $0.1 million, there were several significant changes in the components thereof. G&A items that increased during the first half of 2003 compared to the same period of 2002 include: (1) other corporate taxes increased due to the effect the Company’s October 2002 reverse stock split had on the Delaware franchise tax; and (2) expenses and losses associated with closure of the Company’s Houston, Texas, and Jackson, Mississippi, offices in 2003. These increases were partially offset by: (1) a decrease in wages and benefits of $317,000 for the first half of 2003 (net of additional severance pay of $60,000) compared to the same period for 2002; (2) a reduction in legal and professional fees in 2003; and (3) a decrease in rent expense due to closure of the Company’s Houston, Texas, office in February 2003.

No cost ceiling writedown was necessary for the six months ended June 30, 2003, compared to a $7.0 million writedown recognized by the Company at June 30, 2002, as previously discussed.

Interest expense for the six months ended June 30, 2003, decreased 94% to $0.02 million from $0.6 million for the same period of the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the period from January 1 through March 31, 2003 at which time the Bank debt was paid off. (2) extinguishment of the Veritas Note (as more fully discussed in Note 3); and (3) lower interest rates associated with the Bank One credit facility which are prime rate sensitive.

Net income (loss) for the six months ended June 30, 2003, was $0.4 million compared to $(2.6) million for the same period of the prior year, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary ongoing source of liquidity is cash generated from operations. There was $3.8 million cash provided by operating activities for the six months ended June 30, 2003, compared to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

$0.6 million for the same period of the prior year. The increase in cash provided in 2003 compared to 2002 was the primary result of an increase in operating income caused by significantly higher commodity prices.

The Company’s primary use of cash has historically been for its exploration and development activities. Net cash provided from investing activities was $1.7 million and used in investing activities was $(1.9) million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash used in 2003 compared to 2002 was attributable to the planned reduction in 2003 exploration and development expenditures due to the Company’s change in strategic focus for 2003, as previously discussed. Also, the Company received approximately $2.1 million in net cash proceeds from the sale of the Alabama properties on June 6, 2003

The Company’s primary sources (and uses) of capital relate to the Company’s bank credit facility. Net cash provided by (used in) financing activities was $(0.8) million and $1.1 million in 2003 and 2002, respectively. The increase in cash used in 2003 compared to 2002 is attributable to net principal payments on the Company’s credit facility which was entirely paid off in March 2003 and terminated on June 30, 2003.

Financing Arrangements

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

Bank Debt

On July 19, 2000, the Company entered into a senior credit facility with Bank One, Texas, N.A. (“Bank One”), which replaced the previous credit facility with Bank of Montreal, Houston Agency. The Bank One credit facility had a 30-month term with an interest rate of either the Bank One prime rate plus 2% or LIBOR plus 4% at the Company’s option. The Company terminated the credit facility with Bank One on June 30, 2003.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

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

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9¾%; (3) the past due annual interest rate was changed to 12% from 13¾%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment would not be due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and shall accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations have been extinguished, and the Company recognized a $2.4 million gain for the year-ended December 31, 2002.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity

As of June 30, 2003, the Company had working capital of $3.7 million, primarily due to increased cash flow attributable to higher commodity prices, the effect of minimal exploration and development expenditures and approximately $2.1 million in proceeds from the sale of oil and gas properties located in Alabama (as more fully described in Note 8). The Company paid off its credit facility in March 2003 and terminated the agreement on June 30, 2003. The Company expects that it will utilize its operational cash flows for 2003 to meet its working capital requirements and fund any necessary capital expenditures.

The Company has curtailed its oil and gas exploration activities and its capital expenditures in 2003 until the outcome of the pending Merger is determined. Actual capital expenditures for the six months ended June 30, 2003, were approximately $0.4 million.

The Company’s revenues, profitability, future growth and ability to borrow funds or obtain additional capital are highly dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Although commodity prices in 2003 have rebounded, a return to significantly lower oil and gas prices experienced by the Company in the first half of 2002, would likely have an adverse effect on the Company’s liquidity, financial condition and results of operations. Lower oil and natural gas prices also may reduce the amount of reserves that can be produced economically by the Company.

Although the Company has experienced substantial working capital requirements in the past, the Company anticipates that with continued high commodity prices and limited capital expenditures, the Company’s working capital surplus will increase until the Company’s present business plan changes.

Future Financing Obligations

The Company terminated its credit facility on June 30, 2003. The Company has working capital of $3.7 million and a cash balance of $4.75 million at June 30, 2003. The Company believes that the cash balance and future cash flow from operations will be sufficient to meet exploration, development and corporate overhead expenditures until the outcome of the pending Merger is determined or, in the event the Merger is not approved, until an alternative business plan is adopted.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements, except for the operating lease obligations presented below.

Contractual Obligations and Commercial Commitments

Summarized below are the contractual obligations and other commercial commitments of the Company as of June 30, 2003.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2003	2004		2005	2006	2007 and Beyond
						Beyond
Long-Term Debt	$—	$—		$—	$—	$—	$—
Operating Leases	68	68		—	—	—	—

Total Contractual Cash Obligations	$68	$68	$		$—	$—	$—

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

	Commitment Expiration by Period (in thousands)
	Total	2003	2004	2005	2006	2007 and Beyond
Commercial Commitments
Bank One Credit Facility*	$—	$—	$—	$—	$—	$—

*	As of June 30, 2003, the credit facility was terminated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

SFAS No. 142, Goodwill and Other Intangible Assets

SFAS No. 142 was issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the Company on January 1, 2002. The FASB, the Securities and Exchange Commission (SEC) and others are engaged in deliberations on the issue of whether SFAS 142 requires interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and gas properties as intangible assets on the Company’s balance sheets only, but these costs would continue to be aggregated with other costs of the Company’s oil and gas properties in the notes to the Company’s financial statements in accordance with Statement of Financial Accounting Standards No.69, Disclosures about Oil and Gas Producing Activities (FAS 69). Additional disclosures required by SFAS 142 would be included in the notes to financial statements. Historically, and to the Company’s knowledge, the Company and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after SFAS 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leasehold since the implementation of SFAS 142.

As applied to companies like the Company that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001, and its unproved oil and gas leaseholds. The Company’s results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. The Company currently makes the disclosures required by FAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company’s oil and gas properties are held under oil and gas leases, it does not expect that this interpretation, if adopted, would have a material impact on the Company’s financial condition or results of operations.

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

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No., 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the six months ended June 30, 2003 and 2002, the Company realized approximately $(0.4) million and $(0.1) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. The fair value of remaining derivative contracts at June 30, 2003, is approximately $(0.04) million. This amount is reflected in other current liabilities in the Consolidated Balance Sheet with a corresponding amount in comprehensive loss in the equity section of the Consolidated Balance Sheet. For the six months ended June 30, 2003 and 2002, the Company had hedged 24% and 58%, respectively, of its oil and natural gas production, and as of June 30, 2003, the Company had 46

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Mmcfe of open natural gas contracts for the months of July 2003 through September 2003. If all these open contracts had been settled as of June 30, 2003, the Company would have paid approximately $0.04 million.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during its most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2000, the Company filed a lawsuit in the Federal District Court for the District of Montana against K2 America Corporation and K2 Energy Corporation (collectively referred to in this section as “K2”). The Company’s lawsuit includes certain claims of relief and allegations by the Company against K2, including breach of contract arising from failure by K2 to agree to escrow, repudiation, and rescission; specific performance; declaratory relief; partition of K2 lands that are subject to the K2 Agreement; negligence; and tortuous interference with contract. The lawsuit is on file with the Federal District Court for the District of Montana, Great Falls Division and is not subject to a protective order. In an order dated September 4, 2001, the Federal District Court dismissed without prejudice the lawsuit against K2 and deferred the case to the Blackfeet Tribal Court for determination of whether it has jurisdiction over the claims made by the Company. The Company has filed a complaint in the Blackfeet Tribal Court in Montana against K2 substantially similar to the action previously filed in Federal District Court, while arguing to the Blackfeet Tribal Court that proper jurisdiction is with the Federal District Court. K2 has since filed a counterclaim against the Company to the effect that alleged actions by the Company damaged K2 by denying K2 the ability to participate in the Miller/Blackfeet IMDA and damaged K2’s goodwill with Tribal officials so as to impede other development initiatives on the Reservation. The Company answered K2’s counterclaim by asserting that any damages K2 may have incurred were caused in whole or in part by its own negligence, conduct, bad faith or fault. The Blackfeet Tribal Business Council unanimously voted on May 1, 2002, to over-turn a previous Tribal Business Council decision which action reaffirms the Company’s 50% interest in the K2 Energy Exploration Agreement (K2/Blackfeet IMDA) covering 150,000 net Tribal mineral acres. On May 27, 2003, K2 and the Company negotiated an agreement resolving all matters between themselves on the basis of: (a) dismissal with prejudice of the above mentioned pending Tribal Court lawsuit; (b) termination of the K2/Miller Exploration and Development Agreement dated June 17, 1998; and (c) a mutual release of claims for all alleged acts or omissions of the other party prior to the date of this agreement.

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

In order to avoid further delay and to avoid the uncertainty and costs of further pursuing the dispute (including arbitration and litigation), and to place the parties on a footing that enables them to pursue a productive business relationship, the Company and the Blackfeet Tribal Business Council entered into an Amended Exploration Agreement on June 3, 2002, covering 100,000 net Tribal mineral acres.

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

In August 2002, the District Court of Appeals ruled in favor of the Company on disputed interest and day-rate charges. Energy Drilling filed an appeal of the Court of Appeals’ decision. In February 2003, the District Court ruled in favor of Energy Drilling on disputed attorney fees totaling approximately $117,000. The Company filed an appeal of this ruling. In April 2003, the Fifth Circuit Court of Appeals reversed the District Court of Appeals findings regarding the interest charges owed by the Company. In June 2003, a final settlement was reached. The Company paid $73,000 of the total settlement of approximately $223,000 with the remaining balance being paid by the insurance carrier.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.		Description

2.1	(a)

Agreement for Purchase and Sale dated November 25, 1997, between Amerada Hess Corporation and Miller Oil Corporation. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 5, 1997 (File No. 333-40383).)

2.1	(b)

First Amendment to Agreement for Purchase and Sale dated January 7, 1998. (Incorporated by reference to Exhibit 2.3(b) to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 9, 1998 (File No. 333-40383).)

2.2

Agreement and Plan of Merger dated May 28, 2003, by and among Edge Petroleum Corporation, Edge Delaware Sub, Inc. and Miller Exploration Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.3

Stockholder Agreement executed on May 28, 2003, by Edge Petroleum Corporation and certain directors and stockholders of Miller Exploration Company as listed on Exhibit A thereto. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.4

Form of Stockholder Agreement executed on May 28, 2003, by Miller Exploration Company and certain directors and stockholders of Edge Petroleum Corporation as listed on Exhibit A thereto. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.5

Purchase and Sale Agreement executed on May 20, 2003, by and between Miller Oil Corporation and Savannah Oil and Gas, L.L.C. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.6

Mutual Release of All Claims executed on May 27, 2003, by and between Miller Exploration Company and K2 Energy Corporation together with K2 America Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

3.1		Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2		Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

3.3		Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

31.1	*	Certification of Principal Financial Officer Pursuant to exchange Act Rule 13a-15(e).

31.2	*	Certification of Principal Financial Officer Pursuant to exchange Act Rule 13a-15(e).

32.1	*	Certification of Chief Executive Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Executive Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

Date: August 14, 2003	By:	/s/ Deanna L. Cannon
Deanna L. Cannon
Chief Financial Officer and Secretary