Form 10-Q
period 2003-09-30
MILLER EXPLORATION CO
filed 2003-11-13
CIK 1048740

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common stock, $.01 par value	2,129,078 shares

MILLER EXPLORATION COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2003	2002	2003	2002
REVENUES:
Natural gas	$1,982	$1,501	$6,965	$5,299
Crude oil and condensate	482	548	1,870	2,330
Other operating revenues	16	37	53	142

Total operating revenues	2,480	2,086	8,888	7,771

OPERATING EXPENSES:
Lease operating expenses and production taxes	430	425	1,487	1,353
Depreciation, depletion and amortization	1,367	1,415	4,515	5,929
General and administrative	396	389	1,684	1,554
Cost ceiling writedown	600	—	600	7,000

Total operating expenses	2,793	2,229	8,286	15,836

OPERATING INCOME (LOSS)	(313)	(143)	602	(8,065)

INTEREST EXPENSE	(24)	(145)	(48)	(547)

INCOME (LOSS) BEFORE INCOME TAXES	(337)	(288)	554	(8,612)

INCOME TAX PROVISION (CREDIT) (Note 2)	—	—	—	(5,743)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(337)	(288)	554	(2,869)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(450)	—

NET INCOME (LOSS)	$(337)	$(288)	$104	$(2,869)

BASIC INCOME (LOSS) PER SHARE—Before Cumulative Effect of Change in Accounting Principle	$(0.16)	$(0.14)	$0.27	$(1.45)

BASIC INCOME (LOSS) PER SHARE—Cumulative Effect of Change in Accounting Principle	—	—	$(0.22)	$—

BASIC INCOME (LOSS) PER SHARE	$(0.16)	$(0.14)	$0.05	$(1.45)

DILUTED INCOME (LOSS) PER SHARE—Before Cumulative Effect of Change in Accounting Principle	$(0.16)	$(0.14)	$0.26	$(1.45)

DILUTED INCOME (LOSS) PER SHARE—Cumulative Effect of Change in Accounting Principle	$—	—	$(0.21)	$—

DILUTED INCOME (LOSS) PER SHARE	$(0.16)	$(0.14)	$0.05	$(1.45)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	2,062	1,990	2,053	1,978

Diluted	2,062	1,990	2,130	1,978

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of Sept. 30, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,872	$46
Accounts receivable	1,187	1,441
Inventories, prepaids and advances to other operators	611	324

Total current assets	7,670	1,811

OIL AND GAS PROPERTIES—at cost (full cost method):
Proved oil and gas properties	156,233	155,189
Unproved oil and gas properties	318	2,375
Less-Accumulated depreciation, depletion and amortization	(144,334)	(138,826)

Net oil and gas properties	12,217	18,738

OTHER ASSETS	28	300

Total assets	$19,915	$20,849

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$800
Accounts payable	376	639
Accrued expenses and other current liabilities	2,137	2,301

Total current liabilities	2,513	3,740

LONG-TERM DEBT	—	—

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY:
Common stock warrants, 960,050 outstanding at September 30, 2003 and December 31, 2002	851	851
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 2,069,774 shares and 1,992,186 shares outstanding at September 30, 2003 and December 31, 2002, respectively	21	20
Accumulated other comprehensive loss	—	(49)
Additional paid in capital	77,771	77,632
Accumulated deficit	(61,241)	(61,345)

Total equity	17,402	17,109

Total liabilities and equity	$19,915	$20,849

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

	Common Stock Warrants	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid In Capital	Accumulated Deficit
BALANCE-December 31, 2002	$851	$—	$20	$(49)	$77,632	$(61,345)
Issuance of benefit plan shares	—	—	—	—	51	—
Issuance of non-employee directors’ shares	—	—	1	—	88	—
Change in unrealized gain	—	—	—	49	—	—
Net income	—	—	—	—	—	104

BALANCE-September 30, 2003	$851	$—	$21	$—	$77,771	$(61,241)

Disclosure of Comprehensive Income:

	For the Nine Months Ended Sept. 30,
	2003	2002
Net income (loss)	$104	$(2,869)
Other comprehensive income (loss)	49	(172)

Total comprehensive income (loss)	$153	$(3,041)

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$104	$(2,869)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Cost ceiling writedown	600	7,000
Depreciation, depletion and amortization	4,497	5,929
Cumulative effect of change in accounting principle	450	—
Deferred income taxes	—	(5,743)
Warrants and stock compensation	140	199
Loss on sale of non-oil and gas assets	198	—
Changes in assets and liabilities—
Accounts receivable	254	474
Other assets	(274)	(220)
Accounts payable	(263)	(2,233)
Accrued expenses and other current liabilities	(632)	(1,611)

Net cash flows provided by operating activities	5,074	926

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development expenditures	(588)	(2,303)
Proceeds from sale of oil and gas properties	2,140	3,743

Net cash flows provided by investing activities	1,552	1,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of principal	(800)	(19,284)
Borrowing on notes payable and long-term debt	—	17,072

Net cash flows used in financing activities	(800)	(2,212)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,826	154

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	46	201

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,872	$355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$50	$782

The accompanying notes are an integral part of these consolidated financial statements.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Organization and Nature of Operations

The consolidated financial statements of Miller Exploration Company (the “Company”) and its subsidiary included herein have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The statements of operations for the three and nine month periods ended September 30, 2003, cannot necessarily be used to project results for the full year.

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

Change in Accounting Principle

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of retirement obligations associated with tangible long-lived assets in the period in which the obligation is incurred. The respective asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is allocated to expense using a systematic and rational method over the assets’ useful lives. At January 1, 2003, the Company recorded a $517,000 retirement obligation related to processing plants, pipelines, and oil and gas well plugging and abandonment liabilities. The cumulative effect of the change in accounting resulted in a $450,000 charge as reflected in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2003.

The following pro forma information is provided to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002.

	Period ended September 30, 2002
	(in thousands, except per share amounts)
	Three Months	Nine Months
Net loss	$(288)	$(2,869)
Pro forma adjustment to reflect retroactive adoption of SFAS 143	(9)	(32)

Pro forma net loss	$(297)	$(2,901)

Earnings (loss) per share:
Basic—as reported	$(0.15)	$(1.47)
Basic—pro forma	$(0.15)	$(1.47)
Diluted—as reported	$(0.15)	$(1.47)
Diluted—pro forma	$(0.15)	$(1.47)

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

Change in Business Plan and Merger Proposal

Beginning in mid 2002, the Company changed its business plan from a focus on exploration and development activities to pursuing opportunities involving strategic joint ventures, the sale of the Company, or the sale of its assets. For a variety of reasons, the Board of Directors determined that this shift in direction was in the best interest of the shareholders of the Company. This exhaustive effort has culminated in the execution of a merger agreement with Edge Petroleum Corporation (“Edge”) that was approved by the Company’s Board of Directors on May 28, 2003 pursuant to which a wholly owned subsidiary of Edge will merge with and into Miller and Miller will become a subsidiary of Edge (the “Merger”). Due to the change in business plan and pending Merger, exploration and development activities have been curtailed; the Company’s exploration office in Jackson, Mississippi has been closed and employees located there terminated; and there have been increases in certain corporate overhead costs such as severance costs and office closure expenses and reductions achieved in certain other areas such as salaries and wages, employee benefits, rent and office equipment and supplies. The Company has also incurred Merger related costs including but not limited to approximately $237,000 that have been capitalized. In the event the Merger is not approved, Edge will pay the company $345,000 plus Merger related out-of-pocket costs up to $500,000. The Company does not anticipate its out-of-pocket Merger expenses will exceed $500,000.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s Board of Directors approved a severance plan totaling $370,000 of which $118,300 has currently been paid to employees that are no longer employed by the Company. If the Merger is approved, the balance of the severance obligation will be paid to employees within five days of closing. Additionally, Edge has agreed to retain certain employees for up to 90 days beyond the Merger closing date. These employees will be paid a retention bonus if they agree to remain employed as long as needed up to the 90 days. The total maximum retention payments that could be owed is approximately $228,000. Also, if the Merger is approved, the Company will pay approximately $127,000 to its investment bankers, (C.K. Cooper & Company) as a success fee and anticipates incurring additional legal and other Merger related costs.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 14, 1999, the Company also entered into an agreement (the “Warrant Agreement”) to issue warrants to Veritas that entitled Veritas to purchase shares of common stock in lieu of receiving cash payments for the accrued interest obligations under the Veritas Note. The Warrant Agreement required the Company to issue warrants to Veritas in conjunction with the signing of the Warrant Agreement, as well as on the six and, at the Company’s option, 12 and 18 month anniversaries of the Warrant Agreement. The warrants issued equal 9% of the then current outstanding principal balance of the Veritas Note. The number of shares issued upon exercise of the warrants on April 14, 1999, and on the six-month anniversary was determined based upon a five-day weighted average closing price of the Company’s Common Stock at April 14, 1999. The exercise price of each warrant is $0.10 per share. On April 14, 1999, warrants exercisable for 32,276 shares of common stock were issued to Veritas in connection with execution of the Veritas Note. On October 14, 1999 and April 14, 2000, warrants exercisable for another 32,276 and 45,500 shares, respectively, of Common Stock were issued to Veritas. The Company ratably recognized the prepaid interest into expense over the period to which it related.

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 9 ¾% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas Note was not paid in full by December 31, 2001, and the interest rate was increased to 13 ¾% annually. Interest was payable on each October 15 and April 15 until the note was paid in full. The Company paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. After October 15, 2000, all interest payments were made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) the maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9 ¾%; (3) the past due annual interest rate was changed to 12% from 13 ¾%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment would not be due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations were extinguished, and the Company recognized a $2.4 million gain for the year-ended December 31, 2002.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2)

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $1.6 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004. On October 7, 2003, Veritas exercised the remaining outstanding warrants in exchange for 59,304 shares of the Company’s Common Stock.

(4)	Capital Transactions and Common Stock Warrants

On July 11, 2000, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Guardian Energy Management Corp. (“Guardian”). Pursuant to the Securities Purchase Agreement, the Company issued to Guardian a convertible promissory note in the amount of $5.0 million, and three warrants exercisable for 156,250, 250,000 and 900,000 shares of the Company’s Common Stock, respectively. The issuance of the shares of Common Stock on the conversion of the note and exercise of the warrants was approved by the Company’s stockholders at a meeting on December 7, 2000. The warrants for 156,250 and 250,000 expired unexercised on December 7, 2001 and 2002, respectively.

On July 11, 2000, the Company also signed a letter agreement to acquire an interest in certain undeveloped oil and gas properties and $0.5 million in cash from Eagle Investments, Inc. (“Eagle”) an affiliated entity controlled by C.E. Miller, the Chairman of the Company, in exchange for a total of 185,186 shares of common stock. In addition, Eagle was issued warrants exercisable for a total of 203,125 shares of Common Stock that expired on December 7, 2002. This transaction with Eagle was approved by the Company’s stockholders at the meeting on December 7, 2000.

Common Stock Warrants

As of September 30, 2003, the Company has the following Common Stock warrants outstanding:

Warrants	Exercise Price	Expiration Date
60,050 shares(1)	$0.10	July 31, 2004
900,000 shares	$30.00	December 7, 2004

(1)	These warrants were exercised on October 7, 2003 in a “cashless exchange” which resulted in 59,304 shares of Company Common Stock being issued.

(5)	Risk Management Activities and Derivative Transactions

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2003 and 2002, the Company realized approximately $(0.4) million and $(0.2) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the Consolidated Statements of Operations. For the nine months ended September 30, 2003 and 2002, the Company had hedged 20% and 60%, respectively, of its oil and natural gas production. The Company had no oil and gas derivative contracts outstanding at September 30, 2003.

(6)	Commitments and Contingencies

Stock-Based Compensation

During 1997, the Company adopted the Stock Option and Restricted Stock Plan of 1997 (the “1997 Plan”). The 1997 Plan has been primarily used to grant stock options. However, the 1997 Plan permits grants of restricted stock and tax benefit rights if determined to be desirable to advance the purposes of the 1997 Plan. These stock options, restricted stock and tax benefit rights are collectively referred to as “Incentive Awards.” Persons eligible to receive Incentive Awards under the 1997 Plan are directors, corporate officers and full-time employees of the Company and its subsidiary. A maximum of 240,000 shares of Common Stock (subject to certain anti-dilution adjustments) are available for Incentive Awards under the 1997 Plan.

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The status of stock options granted under the Stock Option and Restricted Stock Plan of 1997 is as follows:

	Options
	Number Of Shares	Average Grant Price
Outstanding at January 1, 2002	166,525	$38.60

Granted	1,200	$3.80
Exercised	0
Forfeited	(13,975)	$31.53

Outstanding at September 30, 2002	153,750	$38.92

Granted	0
Exercised	0
Forfeited	(21,000)	$27.53

Outstanding at December 31, 2002	132,750	$40.72

Granted	0
Exercised	0
Forfeited	(8,850)	$29.44

Outstanding at September 30, 2003	123,900	$41.53

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No., 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Had compensation expense for stock-based

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compensation been determined based on the fair value at the date of grant, our net income and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

	For the Nine Months Ended September 30,
	2003	2002
Net income (loss) as reported	$104	$(2,869)
Add:
Stock based employee compensation expense (benefit) included in reported net income, net of related income tax	$—	$—
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax.	$(115)	$(446)

Pro Forma net income (loss)	$(11)	$(3,315)

Earnings (Loss) Per Share:
Basic—As reported	$0.05	$(1.45)
Basic—Pro Forma	$—	$(1.68)

Diluted—As reported	$0.05	$(1.45)
Diluted—Pro Forma	$—	$(1.68)

The effects of applying SFAS No. 123 in this pro forma disclosure should not be interpreted as being indicative of future effects.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for estimating fair value:

	Nine Months Ended September 30,
Assumption	2003	2002
Dividend Yield	0%	0%
Risk-free interest rate	3.875%	4.5%
Expected Life	10 years	10 years
Expected volatility	37.9%	38.1%

The following table summarizes certain information for the options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Grant Prices	Shares	Weighted Average Remaining Life	Weighted Average Grant Price	Shares	Weighted Average Grant Price
$0.10 to $16.25	67,775	7.2 years	$10.12	15,080	$14.69
$21.88 to $77.50	2,600	5.0 years	$52.16	2,280	$54.39
$80.00 to $101.25	53,525	4.4 years	$80.78	53,525	$80.78

Total	123,900			70,885

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of a well drilled and operated by the Company which suffered a blowout. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July 2002, the Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held.

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

The Company issued 54,877 and 24,350 shares of the Company’s Common Stock to its non-employee directors for the nine months ended September 30, 2003 and 2002, respectively, as compensation, as provided for under the Equity Compensation Plan for Non-Employee Directors. During the nine months ended September 30, 2003 and 2002, the Company issued 27,342 and 22,596 shares, respectively, of the Company’s Common Stock to the Company’s 401(K) Savings Plan as an employer matching contribution. Effective June 15, 2003, the Company terminated the 401(K) Savings Plan. The Company has filed all required Plan amendments and a request for formal approval from the Internal Revenue Service to terminate the Plan is pending. The Company adopted FAS 143 (as more fully described in Note 1) on January 1, 2003. In connection therewith, the Company recorded an asset retirement obligation of $517,000 as a current liability and also increased by the same amount the carrying value of specific oil and gas property costs in the Consolidated Balance Sheets. These non-cash activities have been excluded from the Consolidated Statements of Cash Flows.

MILLER EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)	Sale of Oil and Gas Properties

On June 6, 2003, the Company completed the sale of its interests in the proved and unproved Properties in the North Monroeville Field and Vanity Fair prospect areas located in Covington County, Alabama to Savannah Oil and Gas L.L.C. for a value of $2.5 million effective January 1, 2003. The book value of these properties represents less than 10% of the Company’s total assets. Under full cost accounting, the net sale proceeds are recorded as a reduction to the full cost pool and oil and gas property costs as reported in the Consolidated Balance Sheet at September 30, 2003. Oil and gas revenues and expenses associated with these properties were recorded through the closing date in the Company’s Consolidated Financial Statements for the nine months ended September 30, 2003.

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

Beginning in mid 2002, the Company changed its business plan from a focus on exploration and development activities to pursuing opportunities involving strategic joint ventures, the sale of the Company, or the sale of its assets. For a variety of reasons, the Board of Directors determined that this shift in direction was in the best interest of the shareholders of the Company. This exhaustive effort has culminated in the execution of a merger agreement with Edge Petroleum Corporation (“Edge”) that was approved by the Company’s Board of Directors on May 28, 2003 pursuant to which a wholly owned subsidiary of Edge will merge with and into Miller and Miller will become a subsidiary of Edge (the “Merger”). On October 31, 2003, Edge filed Amendment No. 3 to Form S-4. Included in the Form S-4 is notice of the special meeting of the Company’s and Edge’s shareholders scheduled for December 4, 2003 for the Company’s shareholders of record on October 6, 2003 to vote on the proposed Merger. The Company’s mode of operation in the first nine months of 2003, was substantially different than during the same period of the prior year. Throughout the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, there will be references to the Merger and its affect on the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Results of Operations

The following table summarizes production volumes, average sales prices and average costs for the Company’s oil and natural gas operations for the periods presented (in thousands, except per unit amounts):

	Three Months Ended Sept.30,		Nine Months Ended Sept.30,
	2003	2002	2003	2002

Production volumes:
Crude oil and condensate (MBbls)	18	25	66	115
Natural gas (MMcf)	381	471	1,201	1,743
Natural gas equivalent (MMcfe)	489	621	1,597	2,433

Revenues:
Crude oil and condensate	$482	$548	$1,870	$2,330
Natural gas	1,982	1,501	6,965	5,299

Operating expenses:
Lease operating expenses and production taxes	$430	$425	$1,487	$1,353
Depletion, depreciation and amortization	1,367	1,415	4,515	5,929
General and administrative	396	389	1,684	1,554
Cost ceiling writedown	600	—	600	7,000

Interest expense	$24	$145	$48	$547

Net income (loss)	$(337)	$(288)	$104	$(2,869)

Average sales prices:
Crude oil and condensate ($ per Bbl)	$26.78	$21.92	$28.33	$20.26
Natural gas ($ per Mcf)	5.20	3.19	5.80	3.04
Natural gas equivalent ($ per Mcfe)	5.04	3.30	5.53	3.14

Average Costs ($ per Mcfe):
Lease operating expenses and production taxes	$0.88	$0.68	$0.93	$0.56
Depletion, depreciation and amortization	2.80	2.28	2.83	2.44
General and administrative	0.81	0.63	1.05	0.64

Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002

Oil and natural gas revenues for the quarter ended September 30, 2003 increased 20% to $2.5 million from $2.1 million for the comparable period in the prior year. The revenues for the quarter ended September 30, 2002 include approximately $(0.1) million of hedging losses (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the quarter ended September 30, 2003, decreased 21% to 489 MMcfe from 621 MMcfe for the comparable period in the prior year. As a result of the change in the business plan and the potential Merger, the Company has incurred minimal capital expenditures and has not pursued exploration and development activities in 2003. Due to this reduced drilling activity, oil and gas production continued a downward trend since no reserve discoveries have been made in 2003 to offset normal depletion. Production declines are also due to the sale of the Company’s Alabama properties (as more fully discussed in Note 8). Revenues increased as a result of much higher commodity prices during the quarter ended September 30, 2003 compared to the same quarter of the prior year. Average realized oil prices for the quarter ended September 30, 2003, increased 22% to $26.78 per barrel from $21.92 per barrel experienced during the comparable period of 2002. Realized natural gas prices for the quarter ended September 30, 2003, increased 63% to $5.20 per Mcf from $3.19 per Mcf for the comparable period of the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Lease operating expenses (“LOE”) and production taxes for the quarter ended September 30, 2003 remained substantially unchanged at $0.4 million from the quarter ended September 30, 2002. The LOE component for the quarter ended September 30, 2003, decreased slightly from the comparable period in the prior year, due primarily to rework expenses incurred in 2002. Production taxes for the quarter ended September 30, 2003, increased by an offsetting amount due to the exemption from the State of Mississippi production tax that applied to certain properties in 2002, but not in 2003.

Depreciation, depletion and amortization (“DD&A”) expense for the quarter ended September 30, 2003, remained unchanged at $1.4 million, compared to the same period in the prior year.

General and administrative expenses (“G&A”) for the quarter ended September 30, 2003, remained unchanged at $0.4 million compared to the same period of 2002. Cost savings realized from staff reductions associated with the closing of the Company’s Houston, Texas, office in February 2003 and Jackson, Mississippi, office in June 2003 have been offset by severance payments and a significant reduction in the amount of G & A costs that were capitalized into the Company’s full cost pool.

The Company has recognized a $0.6 million cost ceiling writedown at September 30, 2003. The writedown is primarily attributable to lower commodity prices at September 30, 2003, compared to previous quarters in 2003. The Company had no cost ceiling writedown for the quarter ended September 30, 2002.

Interest expense for the quarter ended September 30, 2003 decreased 83% to $24,000 from $145,000 for the comparable period in the prior year. This decrease is primarily attributable to the extinguishment of the Veritas Note (as more fully discussed in Note 3) and the fact that the Company’s credit facility was paid off in March 2003. Interest expense for the third quarter of 2003 consists of interest paid to royalty owners on suspended oil and gas revenue distributions.

Net income (loss) for the quarters ended September 30, 2003 and, 2002 were unchanged at $(0.3) million, as a result of the factors described above.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Oil and gas revenues for the nine months ended September 30, 2003, increased 16% to $8.8 million from $7.6 million for the comparable period in the prior year. The revenues for the nine months ended September 30, 2003 and 2002, include approximately $(0.4) million and $(0.2) million of hedging (losses), respectively (see “Risk Management Activities and Derivative Transactions” below). Production volumes for the nine months ended September 30, 2003, decreased 34% to 1,597 MMcfe from 2,433 MMcfe for the comparable period in the prior year. The downward trend in production is attributable to the Company’s Mississippi Salt Basin properties which are continuing their natural depletion, the sale of the Company’s Alabama properties in June 2003 (as more fully discussed in Note 8), the sale of the Pine Grove Field in August 2002 and as a result of the change in business plan, minimal drilling activity, and the resultant lack of reserve additions. Revenues are up in 2003 due to significantly higher commodity prices, despite the effect the sale of the Company’s Alabama properties in June 2003 (as more fully discussed in Note 8) and the Pine Grove Field in August 2002 had on production and revenues. Average realized oil prices for the nine months ended September 30, 2003 increased 40% to $28.33 per barrel from $20.06 per barrel for the comparable period in the prior year. Realized prices for natural gas increased 91% to $5.80 per Mcf from $3.04 per Mcf for the comparable period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Lease operating expenses (“LOE”) and production taxes for the nine months ended September 30, 2003, increased 10% to $1.5 million from $1.4 million for the comparable period in the prior year. The LOE component for the nine months ended September 30, 2003 decreased 12% to $0.9 million from $1.1 million for the comparable period of the prior year due to workover expenses and LOE on the Pine Grove Field properties that were incurred in 2002, but not in 2003 due to the sale of these properties in 2002. Production taxes for the nine months ended September 30, 2003, increased 87% to $0.6 million from $0.3 million for the same period in the prior year. This was due to increased revenues in 2003 and applicable exemption from the 6% State of Mississippi production tax that was in place during 2002 and not in 2003, due to higher average commodity prices.

DD&A expense for the nine months ended September 30, 2003, decreased 24% to $4.5 million from $5.9 million for the comparable period of the prior year, due to decreased production volumes and reduced property cost basis after the $7.0 million cost ceiling writedown recognized in June 2002.

General and administrative expenses (“G & A”) for the nine months ended September 30, 2003, increased 8% to $1.7 million from $1.6 million for the same period of the prior year. Although G & A expenses increased by approximately $0.1 million, there were several significant changes in the components thereof. G&A items that increased during the first nine months of 2003 compared to the same period of 2002 include: (1) other corporate taxes due to the effect the Company’s October 2002 reverse stock split had on the Delaware franchise tax; (2) expenses and losses associated with closure of the Company’s Houston, Texas, and Jackson, Mississippi, offices in 2003; and (3) a substantial decrease in the amount of G & A costs capitalized into the Company’s full cost pool. These increases were partially offset by: (1) a decrease in wages and benefits of $498,000 for the first nine months of 2003 (net of additional severance pay of $97,300) compared to the same period for 2002; (2) a reduction in legal and professional fees in 2003; and (3) a decrease in rent expense due to closure of the Company’s Houston, Texas, office in February 2003 and Jackson, Mississippi, office in June 2003.

The Company recognized a $0.6 million cost ceiling writedown at September 30, 2003, and a $7.0 million cost ceiling writedown at June 30, 2002, as previously discussed.

Interest expense for the nine months ended September 30, 2003, decreased 91% to $48,000 from $547,000 for the same period of the prior year. This decrease is attributable to: (1) a decrease in the average outstanding credit facility balance during the period from January 1, 2002 through March 31, 2003 at which time the Bank debt was paid off; (2) extinguishment of the Veritas Note (as more fully discussed in Note 3); and (3) lower interest rates associated with the Bank One credit facility which were prime rate sensitive.

Net income (loss) for the nine months ended September 30, 2003, was $0.1 million compared to $(2.9) million for the same period of the prior year, as a result of the factors described above.

Capital Resources and Liquidity

Operating, Investing, and Financing Activities

The Company’s primary ongoing source of liquidity is cash generated from operations. There was $5.1 million cash provided by operating activities for the nine months ended September 30, 2003, compared to$0.9 million for the same period of the prior year. The increase in cash provided in 2003 compared to 2002 was the primary result of an increase in operating income caused by significantly higher commodity prices and less cash used to reduce current liabilities in 2003 compared to 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

The Company’s primary use of cash has historically been for its exploration and development activities. Net cash provided from investing activities was $1.6 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided in 2003 compared to 2002 was attributable to the planned reduction in 2003 exploration and development expenditures due to the Company’s change in strategic focus for 2003, as previously discussed. Also, the Company received approximately $2.1 million in net cash proceeds from the sale of the Alabama properties on June 2003 and $3.7 million associated with the sale of the Pine Grove Field in August 2002.

The Company’s primary uses of capital relate to the Company’s bank credit facility. Net cash used in financing activities was $0.8 million and $2.2 million in 2003 and 2002, respectively, and is attributable to net principal payments on the Company’s credit facility which was entirely paid off in March 2003 and terminated on June 30, 2003.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

On July 18, 2000, the Company entered into the First Amendment to Promissory Note, Warrant and Registration Rights Agreement (“First Amendment Agreement”). Under the terms of the First Amendment Agreement, the maturity of the Veritas Note was extended to July 21, 2003 from April 15, 2001 and the expiration date for all warrants issued was extended until June 21, 2004. The annual interest rate was reduced to 9 ¾% from 18%, provided the entire Note balance was paid in full by December 31, 2001. The Veritas Note was not paid in full by December 31, 2001, and the interest rate was increased to 13 ¾% annually. Interest is payable on each October 15 and April 15 until the note is paid in full. The Company paid additional interest of approximately $225,000 at the incremental 4% rate for the period of October 15, 2000 through April 14, 2002. Interest was required to be paid in warrants under the terms of the First Amendment Agreement until the Company was in compliance with the net borrowing base formula as defined in the Bank One credit facility, at which time interest would only be paid in cash. After October 15, 2000, all interest payments were made in cash.

On June 28, 2002, the Company entered into the Second Amendment to Promissory Note, Warrant and Registration Rights Agreement (“Second Amendment Agreement”). Concurrently with the execution of the Second Amendment Agreement, the Company made a $600,000 principal payment. Under terms of the Second Amendment Agreement, the Veritas Note was amended as follows: (1) The maturity of the Veritas Note was changed to December 31, 2002 from July 21, 2003; (2) the interest rate was changed to 9 ¾%; (3) the past due annual interest rate was changed to 12% from 13 ¾%; and (4) six principal payments of $150,000, totaling $900,000 were required, and were payable on or before the last day of each month commencing on July 31, 2002. In the event that all six principal payments mentioned above were made timely, an interest payment would not be due on October 15, 2002, and Veritas agreed to extinguish the remaining principal balance of $2.2 million and any accrued interest outstanding under the Veritas Note. As a result, the Company would recognize a gain of approximately $2.4 million. In the event that these six principal payments were not timely made, the entire principal balance outstanding under the Veritas Note would be accelerated and become due and payable upon demand and would accrue interest at the past due rate from the date of the Second Amendment Agreement until the Veritas Note is paid in full. At December 31, 2002, the Company had made all required payments under the Second Amendment Agreement. Therefore, the remaining principal balance and related accrued interest payable obligations were extinguished, and the Company recognized a $2.4 million gain for the year-ended December 31, 2002.

As an inducement for Veritas to enter into the Second Amendment Agreement: (1) the Company granted Veritas an overriding royalty interest on the Company’s entire leasehold that is not held by production and leases acquired through July 31, 2003 (excluding leases within the boundaries of the Blackfeet Indian Reservation); (2) the Company transferred its proprietary rights in approximately 140 square miles of 3-D seismic data with respect to certain areas within the Mississippi Salt Basin to Veritas in exchange for a 25-year license allowing the Company the use of same data. The Company also agreed to an optional transfer fee on its currently licensed data, which in the aggregate totals approximately $1.6 million in the event of a change in control of the Company; and (3) certain Company Directors who own or control shares of Common Stock of the Company and are considered major stockholders agreed to provide certain tag-along rights in the event one of these major stockholders negotiates a sale of Company Common Stock with a private party. The Second Amendment Agreement also extended the expiration date of the warrants to July 31, 2004 from June 21, 2004. On October 7, 2002, Veritas exchanged the remaining outstanding warrants in exchange for 59,304 shares of Company Common Stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Liquidity

As of September 30, 2003, the Company had working capital of $5.2 million, primarily due to increased cash flow attributable to higher commodity prices, the effect of minimal exploration and development expenditures and approximately $2.1 million in proceeds from the sale of oil and gas properties located in Alabama (as more fully described in Note 8) The Company paid off its credit facility in March 2003 and terminated the loan agreement on June 30, 2003. The Company expects that it will utilize its operational cash flows for 2003 to meet its working capital requirements and fund any necessary capital expenditures.

The Company has curtailed its oil and gas exploration activities and its capital expenditures in 2003 until the outcome of the pending Merger is determined. Actual capital expenditures for the nine months ended September 30, 2003, were approximately $0.6 million.

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

Future Financing Obligations

The Company terminated its credit facility on June 30, 2003. The Company has working capital of $5.2 million and a cash balance of $5.9 million at September 30, 2003. The Company believes that the cash balance and future cash flow from operations will be sufficient to meet exploration, development and corporate overhead expenditures until the outcome of the pending Merger is determined or, in the event the Merger is not approved, until an alternative business plan is adopted.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements, except for the operating lease obligations presented below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Contractual Obligations and Commercial Commitments

Summarized below are the contractual obligations and other commercial commitments of the Company as of September 30, 2003.

	Payments Due by Period (in thousands)
	Total	2003	2004		2005	2006	2007 and Beyond
Contractual Obligations
Long-Term Debt	$—	$—		$—	$—	$—	$—
Operating Leases	34	34		—	—	—	—

Total Contractual Cash Obligations	$34	$34	$		$—	$—	$—

	Commitment Expiration by Period (in thousands)
	Total	2003	2004	2005	2006	2007 and Beyond
Commercial Commitments
Bank One Credit Facility*	$—	$—	$—	$—	$—	$—

*	As of June 30, 2003, the credit facility was terminated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company uses a variety of financial derivative instruments (“derivatives”) to manage exposure to fluctuations in commodity prices. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the Company to price risk; and (ii) the derivative reduces that exposure and is designated as a hedge. The Company periodically enters into certain derivatives for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company’s hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company’s customers fail to purchase contracted quantities of oil or natural gas or a sudden unexpected event materially impacts oil or natural gas prices. For financial reporting purposes, gains and losses related to hedging are recognized as oil and gas revenues during the period the hedge transaction occurs. The Company expects that the amount of hedge contracts that it has in place will vary from time to time. For the nine months ended September 30, 2003 and 2002, the Company realized approximately $(0.4) million and $(0.2) million, respectively, of hedging (losses) which are included in oil and natural gas revenues in the consolidated statements of operations. For the nine months ended September 30, 2003 and 2002, the Company had hedged 20% and 60%, respectively, of its oil and natural gas production. The Company had no oil and gas derivative contracts outstanding at September 30, 2003.

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

The Company was named in a lawsuit brought by Victor P. Vegas, the landowner of the surface location of a well drilled and operated by the Company which suffered a blowout. The suit was filed July 20, 1999 in the Parish of Orleans, Louisiana, claiming unspecified damages related to environmental and other matters. Under a Department of Environmental Quality (“DEQ”) approved plan, site remediation has been completed and periodic testing is being performed. On December 11, 2001, the plaintiff submitted a remediation plan for more extensive clean-up and a settlement demand. In February 2002, the Company filed a remediation plan with the Louisiana DEQ for approval. In July 2002, the Civil District Court ruled that the DEQ would not have primary jurisdiction and that a jury trial would be held.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.		Description

2.1	(a)	Agreement for Purchase and Sale dated November 25, 1997, between Amerada Hess Corporation and Miller Oil Corporation. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on December 5, 1997 (File No. 333-40383).)

2.1	(b)	First Amendment to Agreement for Purchase and Sale dated January 7, 1998. (Incorporated by reference to Exhibit 2.3(b) to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on January 9, 1998 (File No. 333-40383).)

2.2		Agreement and Plan of Merger dated May 28, 2003, by and among Edge Petroleum Corporation, Edge Delaware Sub, Inc. and Miller Exploration Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.3		Stockholder Agreement executed on May 28, 2003, by Edge Petroleum Corporation and certain directors and stockholders of Miller Exploration Company as listed on Exhibit A thereto. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.4		Form of Stockholder Agreement executed on May 28, 2003, by Miller Exploration Company and certain directors and stockholders of Edge Petroleum Corporation as listed on Exhibit A thereto. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.5		Purchase and Sale Agreement executed on May 20, 2003, by and between Miller Oil Corporation and Savannah Oil and Gas, L.L. C. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

2.6		Mutual Release of All Claims executed on May 27, 2003, by and between Miller Exploration Company and K2 Energy Corporation together with K2 America Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2003.)

3.1		Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 1997 (File No. 333-40383).)

3.2		Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

3.3		Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-23431).)

31.1	*	Certification of Principal Financial Officer Pursuant to exchange Act Rule 13a-15(e).

31.2	*	Certification of Principal Financial Officer Pursuant to exchange Act Rule 13a-15(e).

32.1	*	Certification of Chief Executive Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer of Miller Exploration Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

b.	Reports on Form 8-K. The Company filed a report on Form 8-K on August 14, 2003 to report on the Company’s financial results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER EXPLORATION COMPANY

Date: November 13, 2003	By:	/s/ DEANNA L. CANNON

Deanna L. Cannon Chief Financial Officer and Secretary